Form 10-K
period 1998-09-30
FIRSTWORLD COMMUNICATIONS INC
filed 1998-12-22
CIK 1061583

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                      FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. (Mark One)

  /X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934
      [NO FEE REQUIRED] for the fiscal year ended September 30, 1998.

  / / Transitional report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       [NO FEE REQUIRED] for the transition period from ___________ to
        ____________.

                           COMMISSION FILE NUMBER:  0-24953

                           FIRSTWORLD COMMUNICATIONS, INC.
                (Exact name of registrant as specified in its charter)

     DELAWARE                                          33-0521976
(State of other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

       7100 E. BELLEVIEW AVENUE, SUITE 210, GREENWOOD VILLAGE, COLORADO  80111
                  (Address of principal executive offices, Zip Code)

     Registrant's  telephone number, including area code:  (303) 874-8010

     Securities registered pursuant to Section 12(b) of the Act:  NONE

     Securities registered pursuant to Section 12(g) of the Act:

                       SERIES B COMMON STOCK, $.0001 PAR VALUE
                                   (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days.   Yes / /  No /X/

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 30, 1998 was approximately $46,338,420.

     As of November 30, 1998, 10,135,164 shares of Series A Common Stock and 16,137,958 shares of Series B Common Stock were outstanding.

                           TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1

   Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1
       Introduction. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1
       Business Strategy . . . . . . . . . . . . . . . . . . . . . . . . . . .2
       Market Segmentation Approach. . . . . . . . . . . . . . . . . . . . . .4
       Products and Services . . . . . . . . . . . . . . . . . . . . . . . . .4
       Sales and Marketing . . . . . . . . . . . . . . . . . . . . . . . . . .6
       Strategic Relationships . . . . . . . . . . . . . . . . . . . . . . . .8
       Network Architecture and Technology . . . . . . . . . . . . . . . . . .9
       Information Technology and Support Systems. . . . . . . . . . . . . . .9
       Network Status and Proposed Expansion . . . . . . . . . . . . . . . . 10
       Competition . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11
       Regulation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12
       Agreements with the City of Anaheim and The Irvine Company. . . . . . 17
       Employees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21
       Risk Factors. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22
   Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . 32
   Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . 32
   Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . 32
PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 33
   Item 5.  Market for Registrant's Common Equity and Related Stockholder
            Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 33
   Item 6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . . . 33
   Item 7.  Management's Discussion and Analysis of Financial Condition and
       Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . 33
       Overview. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 33
       Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . 35
       Liquidity and Capital Resources . . . . . . . . . . . . . . . . . . . 38
       Impact of the Year 2000 . . . . . . . . . . . . . . . . . . . . . . . 40
   Item 7A. Quantitative and Qualitative Disclosures About Market Risk . . . 40
   Item 8.  Financial Statements and Supplementary Data. . . . . . . . . . . 40
   Item 9.  Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . 41
PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 42
   Item 10. Directors and Executive Officers of the Registrant . . . . . . . 42
       Retention of New Chief Executive Officer and President. . . . . . . . 45
       Committees of the Board of Directors. . . . . . . . . . . . . . . . . 47
       Compliance With Section 16(a) of the Securities Exchange Act. . . . . 48
   Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . 48
       Director Compensation . . . . . . . . . . . . . . . . . . . . . . . . 48
       Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . 48
   Item 12. Security Ownership of Certain Beneficial Owners and Management . 54
   Item 13. Certain Relationships and Related Transactions . . . . . . . . . 57
       Equity Investment . . . . . . . . . . . . . . . . . . . . . . . . . . 57
       Legal Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . 61
PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 62
   Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K. 62
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 66

                                        PART I

ITEM 1.  BUSINESS

     The following discussion includes forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts included in this Form 10-K, including without limitation, certain statements under the captions "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and located elsewhere herein regarding the financial position and operating strategy of FirstWorld Communications, Inc. ("FirstWorld" or the "Company"), may constitute forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("cautionary statements") include, without limitation, those described under the caption "--Risk Factors."

INTRODUCTION

     FirstWorld is a facilities-based integrated communications provider ("ICP"). The key to the Company's business plan is a data-centric focus, with service offerings strategically bundled to address the increasingly complex data and voice communications needs of small and medium businesses. The Company uses a combination of both owned and managed facilities, with a digital network and related provisioning, billing and customer care applications. With targeted marketing and a consultative sales approach, the Company provides its customers with advanced, integrated data and voice communications solutions. Services offered include data connectivity, high speed Internet access, local and wide area network ("LAN/WAN") connectivity, web hosting, e-commerce and system integration services, as well as switch-based local and long distance telephone services.

     The Company began network operations in August 1997 and began providing services to commercial customers in November 1997. As of November 30, 1998, the Company had approximately 400 active customers. One of the Company's significant early customers, the City of Anaheim, relies on the Company to supply local dial tone, long distance, dedicated facilities and Internet service to substantially all of its municipal facilities.

     The Company is implementing advanced digital networks and related support systems that combine advanced hardware and software from leading vendors with its own proprietary systems. With a combination of both owned and managed network facilities, the Company provides its customers with an integrated approach to enhanced data and voice network services. The Company has designed its core processes to streamline provisioning, billing, network management and customer service, and has incorporated operational support systems that implement such processes into its network offerings. Among other things, these systems provide single-point-of-contact customer service and facilitate electronic exchanges of information with other network providers where possible. The Company is designing its systems to be compatible with voice over packet technologies such as voice over IP as such technologies are refined in the industry.

     The Company employs a demand-driven approach to network deployment. This approach is intended to minimize capital expenditures and to maximize flexibility to serve the higher margin data market as demand for high speed data communication services grows. The Company connects customers to its networks through direct fiber connections, digital subscriber lines ("DSL") or unbundled network elements licensed from the incumbent local exchange carrier ("ILEC"), depending on the most cost-effective connection that will support the bundle of services provided to the customer.

     The Company believes that the market segments within its target markets have different customer buying patterns, are subject to different competitive factors and can best be served by different sales and marketing initiatives. For prime commercial customers (businesses with sophisticated communications needs), the Company utilizes a consultative selling approach that involves a systematic assessment of each customer's data communications, telephony, Internet and video applications needs. For basic commercial customers (businesses with primarily voice and Internet needs), the Company uses direct mail, telemarketing and targeted advertising and offers standardized product bundles consisting of switch-based local and long distance telephony and high speed Internet access. The Company also offers use of its network capabilities on a wholesale basis to other local exchange carriers ("LECs"), including competitive local exchange carriers ("CLECs"), inter-exchange carriers ("IXCs"), Internet service providers ("ISPs") and other communications providers. The following chart outlines the principal components of this approach:

MARKET SEGMENTS     PRODUCT CATEGORIES    SALES & MARKETING  NETWORK ELEMENTS
---------------     ------------------    -----------------  ----------------
Prime Commercial    Data, switch-based    Consultative       Fiber, DSL and
                    voice, Internet,      sales approach by  unbundled loops
                    e-commerce and        direct account
                    systems integration   teams and agents

Basic Commercial    Voice and Internet    Direct mail and    DSL and unbundled
                                          telemarketing      loops

Wholesale           Dedicated access      Direct sales to    Central office
                    (DS-1, DS-3, OC-1     other service      services and
                    and OC-3), DSL and    providers, IXCs,   unbundled loops
                    IP-based services     ISPs, resellers
                                          and CLECs

     The Company uses strategic relationships with property developers, service providers and others that provide the Company with brand identity, physical assets, new products or technologies, joint marketing synergies or other support. The Company believes its existing relationships with these entities provide the Company with significant advantages in marketing and network deployment.

     The Company intends to generate near-term revenue by replacing basic services currently provided by ILECs, IXCs and CLECs, including local, long distance and other voice services, dedicated access lines and commercial Internet access, as well as from advanced network services provided to select customers. The Company believes that it is positioned to generate additional revenue by providing advanced network services to a broader market as the demand for such services grows.

BUSINESS STRATEGY

     The Company's strategy is designed to exploit a number of trends reshaping the $180 billion telecommunications industry, including: (i) increasing customer demand for high speed, broadband services, such as the Internet, data networks and video conferencing; (ii) integration of the markets for local exchange and long distance services; (iii) decreased cost of high bandwidth connectivity over the wide area; (iv) technical and product innovation associated with the Internet, transmission control protocol/Internet protocol ("TCP/IP") and voice over Internet technologies;
(v) the further development of
server-based applications; (vi) the migration of existing business processes to electronic formats; and (vii) the erosion of margins and the commodity pricing of long distance services.

     The Company's goal is to become the premier ICP in the markets that it serves. The Company seeks to achieve a high degree of market penetration, focusing on high-margin services, forming long-term customer relationships and establishing a diversified revenue base. The principal elements of the Company's business strategy include:

     TAILOR SERVICE OFFERINGS AND SALES TECHNIQUES TO MARKET SEGMENTS. The Company employs a market segmentation strategy, which involves tailoring service offerings, sales and marketing techniques and network deployment to meet the different needs of prime commercial, basic commercial, and wholesale customers. The Company believes these market segments have different customer buying patterns, are subject to different competitive factors and can best be served by different sales and marketing initiatives.

     DEPLOY FLEXIBLE NETWORKS TO PROVIDE VOICE AND DATA SOLUTIONS. The Company deploys sophisticated switch-based networks capable of providing integrated data, voice, Internet and video solutions. The Company has designed its networks, including its central office service platform, to support a wide array of telecommunications services and to be compatible with technologies still under development in the industry, including server-based applications, such as virtual LANs, e-commerce and voice over Internet.

     PURSUE DEMAND-DRIVEN NETWORK DEPLOYMENT. The Company utilizes a demand-driven approach to network deployment. The Company markets its services to a geographically targeted cluster of businesses before committing to implementation of a new network. In addition, the Company connects customers to its networks through direct fiber connections, DSL, unbundled loops or T1s, depending on the product set and anticipated revenue and margin from the customers.

     GAIN EFFICIENCY THROUGH REGIONAL CONCENTRATION. The Company has adopted a targeted geographic approach to network deployment. The Company believes the benefits of implementing networks in areas with high business densities include
(i) increased market penetration due to increased focus on management of market activities, support of sales activities and leverage of advertising or other brand equity, (ii) enhanced operating margin from a higher proportion of calls that both originate and terminate on the Company's network, (iii) increased leverage of centralized assets such as a central office or product platforms and
(iv) reduced travel, regulatory and administrative expenses.

     EXPLOIT INTERNAL ENGINEERING AND PRODUCT EXPERTISE. The Company intends to leverage its substantial internal engineering and product expertise to enhance and expand the services it offers, decrease network costs, achieve a high degree of scalability, reduce operating costs, increase reliability and facilitate migration to new technologies over time.

     SELECTIVE ACQUISITION STRATEGY. The Company intends to aggressively pursue a strategy of selectively acquiring data and voice telecommunications companies that expand FirstWorld's marketing and service footprint, and its ability to serve additional customers. In particular, the Company seeks opportunities that provide synergies and strategic assets relating to products, services, demographics and technology which would enhance the value of existing assets and customer relationships.

MARKET SEGMENTATION APPROACH

     The Company believes that the segments within its target markets have different customer buying patterns, are subject to different competitive factors and can best be served by different sales and marketing initiatives. The Company tailors its data, Internet, voice and video offerings, sales and marketing approach and network development to provide cost-effective service to prime commercial, basic commercial and wholesale customers that it targets.

     PRIME COMMERCIAL. Prime commercial customers are large and medium sized businesses that demand a range of sophisticated data, Internet, voice and video services. Within the prime customer segment, the Company has chosen to focus on medium-sized businesses because the Company believes that such businesses generally are underinvested in LANs and computer systems and that their information technology needs are being undersupported by traditional telecommunications companies. The Company also has found that medium-sized businesses have not been aggressively targeted by the Company's competitors, which have tended to target large businesses.

     The Company believes that its consultative selling approach, diverse service offerings and customer service will offer prime customers integrated solutions to their telecommunications and information problems. The Company believes it adds significant value for prime customers by offering them a unique bundle of a broad array of advanced data, Internet, voice and video services. Moreover, the Company believes its ability to diagnose prime customers' needs through consultative sales efforts and to meet those needs through bundled service offerings will enhance the Company's reputation for value and build additional revenues.

     BASIC COMMERCIAL. Basic commercial customers typically are small to medium sized businesses with minimal demand for data services. The Company believes that it can best serve basic customers by providing service offerings limited to dial tone and high-speed Internet access and by using telemarketing, direct mail or indirect channels to minimize sales costs. In addition, the Company believes that by offering low-cost, limited service offerings to basic customers, it will establish relationships upon which the Company can base future efforts to sell more advanced services. The Company intends to rely primarily upon unbundled loops and T1s to connect basic customers to its network.

     WHOLESALE. The Company's wholesale sales force markets dedicated access and other connectivity services to other service providers such as out-of-region LECs, IXCs, other CLECs, ISPs and resellers. The primary services are DS-1, DS-3, OC-n and dedicated Internet and voice services.

PRODUCTS AND SERVICES

     The Company currently offers a wide variety of data and voice services, including dedicated/high speed access service, application support services, Internet, switch-based local and long distance telephone service, video conferencing and basic information technology services, including system integration services and transparent LAN. The Company works with its prime commercial customers to develop integrated bundles of services to best meet their needs. For basic commercial customers, the Company typically offers a standardized bundle of local and long distance telephone service and Internet access service.

     TELEPHONY

     The Company currently provides switch-based local and long distance telephone service and a full range of other narrowband telecommunications services.

     LOCAL EXCHANGE. The Company offers switch-based local exchange services, including local dial tone, with such features as call forwarding, call waiting and voice mail. These services are offered at highly competitive terms and rates packaged with other high margin products.

     CENTREX/PBX. The Company provides flexible solutions to customers with multiple telephones. The Company's Centrex services provide call forwarding, call waiting, line hunting, station conferencing, automatic call-back and call account tracking. The Company minimizes Centrex customers' capital expenditures by providing such services through Company-owned equipment housed at the central office. For large customers or customers with special needs, the Company integrates customer-owned private branch exchange ("PBX") systems with digital PBX trunks.

     LONG DISTANCE, TOLL FREE AND CALLING CARD SERVICES. The Company provides a complete suite of domestic and international switch-based long distance service, including advanced 8XX toll free services, enhanced call routing, operator services, conference calling, travel card services and debit/pre-paid calling cards.

     DEDICATED/HIGH SPEED ACCESS. The Company offers transport and protocol-specific services which allow customers to connect their facilities with their regional offices, customers, vendors or remote service providers. The Company offers a range of dedicated access services, including DS-1(T1) and DS-3 digital channels and optical carrier services up to and including OC-48. The Company also implements numerous transmission protocols, including Integrated Services Digital Network ("ISDN"), Asynchronous Transfer Mode ("ATM"), frame relay, DSL, native speed Ethernet (10Mbps) and private IP.

     APPLICATION SUPPORT SERVICES

     INTERNET. The Company currently provides high-speed Internet access at speeds ranging from 128Kbps to 10Mbps, allowing customers to select the access speed that best meets their needs. The Company allows customers to choose to pay based on a flat monthly rate or based upon the bandwidth used.

     VALUE-ADDED INTERNET SERVICES. The Company augments its Internet access services with e-mail, Web hosting (shared & dedicated server), file transfer and user-on-the-road support services.

     VIRTUAL PRIVATE NETWORK. The Company offers its Internet access customers a virtual private network service, which uses authentication and encryption software to provide a secure means of accessing corporate information using dial-up remote access.

     VIDEO CONFERENCING. The Company currently offers video conferencing services and tailors video quality and cost to meet customers' needs.

     INFORMATION TECHNOLOGY SERVICES

     SYSTEMS INTEGRATION, INTRANET AND SERVER-BASED PRODUCTS. The Company offers systems integration services, including design, implementation and support of customer networks. The Company strives to improve functionality of customers' LANs and reduce their expenditures on LANs by utilizing elements of the Company's networks and central office. The Company's initial focus has been on bandwidth management, local area/wide area integration, voice and data integration and formation of intranets.

     TRANSPARENT LAN. The Company currently offers transparent LAN services that allow customers to interconnect LANs and support corporate intranets in metropolitan area networks ("MANs") while maintaining the functionality and, in many cases, the speed of a LAN. In most cases, the Company provides the customer-located equipment ("CLE") to make such interconnection possible.

SALES AND MARKETING

     Consistent with its market segmentation strategy, the Company uses different sales channels to target customers within the three market segments identified by the Company. The Company uses direct sales efforts and a consultative selling approach with prime commercial customers, direct sales efforts for wholesale customers and more economical methods such as direct mail and telemarketing to target basic commercial customers. The Company has allocated responsibilities for such selling efforts among four different positions within its sales force structure: strategic account manager, wholesale account manager, inside sales representative and building entry manager. Strategic account managers are primarily responsible for selling a complete line of products and services to prime customers in their assigned territories. Wholesale account managers sell dedicated transport facilities, among other services, to wholesale customers. Inside sales representatives are responsible for telemarketing to potential customers on an ongoing basis to create appointments for strategic account managers and assisting with sales proposals. The Company's building entry manager is responsible for establishing relationships with property owners and building managers to gain introduction to their tenants.

     DIRECT SALES

     The Company uses direct sales efforts to make retail sales to prime commercial customers and to make wholesale sales of transport and central office functionality to IXCs, ISPs, other CLECs and resellers.

     PRIME COMMERCIAL. The Company bases its direct sales efforts to prime commercial customers on a consultative selling approach, which involves a systematic assessment of customers' telephony usage, their satisfaction with their existing LANs, if any, and their general communications needs. Strategic account managers work closely with customers and the Company's own systems engineers to develop and implement integrated telecommunications solutions. The Company attempts to position itself as a long-term business partner able to solve customers' problems by providing access to current and emerging technologies through the Company's networks and systems. The Company believes that this process results in the sale of value-added products in addition to commodity-like services such as local and long distance services. Moreover, the Company believes that this approach ultimately reduces customer turnover and differs from the approach adopted by many of the Company's competitors whose sales are based primarily on price discounting of basic dial tone services.
The Company believes that its consultative sales approach will be particularly successful with respect to sales of the Company's value-added Internet, e-commerce and transparent LAN services.

     WHOLESALE CUSTOMERS. The Company's wholesale account managers offer wholesale customers, such as IXCs, ISPs, CLECs, and resellers, a variety of services ranging from dedicated access to complete local service. Such sales allow the Company to earn incremental revenue while limiting the associated sales and marketing expenses. The Company's wholesale sales objective is to utilize third party sales channels and existing customer relationships.

     DIRECT MARKETING

     The Company uses direct mail and telemarketing to sell the Company's services to basic customers and to generate leads for sales to prime customers. Strategic account managers build upon such marketing efforts to close sales to basic customers. The Company typically offers basic customers a bundle of standard services at a competitive price. For example, the Company recently has offered basic customers one free year of Internet access service for entering into two-year contracts for switch-based local and long distance services. The Company believes that when it gains a sale through such methods, it not only generates revenue from the new customer but also establishes a relationship upon which the Company may base future add-on sales efforts to sell higher margin applications.

     MARKETING SUPPORT AND COMMUNICATIONS POLICY

     The Company supports its direct sales and marketing efforts through the use of targeted direct mail, targeted advertising and its Internet web page. The Company targets businesses for direct mail efforts through careful demographic analyses. The Company classifies and prioritizes customers on the basis of their standard industry classification ("SIC") codes, estimates of their telecommunications spending and their number of employees. The Company then uses databases to identify businesses' addresses and decision makers and mapping tools to pinpoint their locations. By targeting customers in this way, the Company believes that it can use direct mail in a cost-effective manner to promote understanding of the Company and its services and to stimulate qualified leads for the Company's retail sales force. The Company augments its direct mail efforts through the use of advertising aimed at the business community. Such advertising is designed to create a FirstWorld brand "umbrella" that reinforces sales efforts by generating additional leads, establishing brand awareness and differentiating the Company from its competitors. The Company also uses public relations to support the launch of new services as they are introduced to the marketplace.

     As of November 30, 1998, the Company employed 66 persons in sales and marketing. The Company is in the process of expanding its sales and marketing staff but intends to continue to be selective in its recruiting, requiring prospective salespeople to have demonstrated success in telecommunications or data communications sales.

CUSTOMER RELATIONSHIPS

     The Company's goal is to become the premier ICP in the areas it serves, and to create service offerings that appeal to customers of varying sizes and in a variety of industries. Management believes that the customer's service purchase decision is based primarily on the strength of the value proposition offered, customer service and support, coupled with a price advantage for properly-designed Company services, relative to the customer's current installed service.

     The Company builds its customer relationships around its data-centric service focus, which represent higher year-over-year growth, lower churn and greater revenue per customer, than those of traditional voice telecommunications services. In addition, the Company uses its high-touch customer service approach to create more value and to increase retention and add-on sales opportunities.

STRATEGIC RELATIONSHIPS

     The Company actively pursues strategic relationships with property developers and service providers as part of its core business strategy. The Company believes that these relationships can provide enhanced brand identity, access to physical assets, new products and technologies, joint marketing synergies and other benefits, thereby accelerating market rollout and reducing asset deployment, sales costs and customer turnover.

     DEVELOPER RELATIONSHIPS

     The Company pursues relationships with property developers in order to gain access to prime commercial customers and to facilitate marketing of the Company's products and services. An example of this is the preferred provider relationship recently established with Orange City Mills Limited Partnership (a subsidiary of Mills Corporation) in Orange, California. This relationship with the Mills Corporation grants FirstWorld (through one of its wholly owned subsidiaries) the right to provide telecommunications services to the tenants of a retail development for a five year period, along with the ability to market services directly to the retail development's tenants. Prior to the expiration of the initial five year term, the parties have agreed to negotiate regarding an extension of the term. If the parties do not reach agreement during this exclusive negotiation period, FirstWorld retains a right of first refusal to match a proposal the Mills Corporation receives from any other service provider.

     SERVICE PROVIDER RELATIONSHIPS

     The Company has established and will continue to build relationships with service providers in complementary industries to create competitive or innovative products. The Company expects these service providers to contribute wholesale products, licenses of proprietary technologies, specialized knowledge, sales and technical support or uniquely situated fixed assets. In return, the Company will contribute its network platform, sales force channels, operational support, engineering expertise and wholesale purchases.

     ENRON. The Company and Enron Capital & Trade Resources Corp. ("Enron"), a subsidiary of Enron Corp., one of the world's leading integrated natural gas and electricity companies, have an informal collaborative relationship to jointly market telecommunications and utility services. The Company believes that this relationship can provide it with access to new markets, sales synergies and product development opportunities. In this regard, Enron has commenced a major initiative in California to compete with incumbent electric utilities to sell wholesale electricity and utilities management services. Neither the Company nor Enron is, however, obligated to pursue any opportunity or provide any service to customers. The Company, however, has granted Enron exclusive rights to pursue jointly with the Company any business opportunity with both telecommunications applications and utility applications, and has agreed not to pursue any such joint opportunity with any person other than Enron. See "Certain Relationships and Related Transactions--Equity Investment."

     NAVINET. The Company has entered into an agreement with Navi-Net Internet Services Corporation (formerly a division of Navi-Site Internet Services Corporation and a wholly owned subsidiary of College Marketing Group Incorporated), a national Internet protocol network ("NaviNet"), calling for the two companies to establish a remote access MegaPOP at the Company's Anaheim central office. The MegaPOP allows ISPs to provide local dial-up numbers to customers located within the Southern California area. Under the agreement, the Company provides power and space to NaviNet in the co-location room in the Company's Anaheim central office and helps manage and provision elements of network connectivity. In return, NaviNet has granted the Company the right to resell NaviNet's "GeoDial" service to ISPs throughout California and has granted the Company "most favored purchaser" status, meaning that no other similarly situated LEC will receive better GeoDial pricing than the Company.

NETWORK ARCHITECTURE AND TECHNOLOGY

     The Company has leveraged its substantial internal expertise with respect to engineering, network creation and business processes to design and construct a network architecture that it believes will result in enhanced product offerings and enable the Company to improve scalability, reduce operating cost and improve network profitability. The Company believes such expertise also will facilitate the Company's implementation of new technologies.

     CENTRAL OFFICE. The Company's central office in Anaheim is an integrated computer/telephony facility which serves as the network operating center. The facility houses a Nortel DMS-500 voice switch, the Company's Internet platform, product servers primarily related to the Company's data products and co-located equipment of strategic vendors. The facility has numerous elements of redundancy, disaster recovery and remote recovery in order to meet or exceed industry standards of reliability and best practices. The facility operates 24-hours a day and seven days a week. The Company believes the central office will be sufficient to support its operations throughout Orange County. Additional central office facilities are anticipated for Los Angeles/San Gabriel Valley, San Diego, the San Francisco bay area and other areas to support the Company's geographic expansion plans.

     TRANSPORT. The Company's networks are built and operated using various transmission technologies and topologies including fiber optics, leased transport and unbundled network elements procured from the ILEC. The Company targets areas with (i) high concentrations of customers with sophisticated communications needs and (ii) large numbers of smaller customers that can be aggregated to reduce the Company's cost of service.

     The Company leases unbundled loops from Pacific Bell and GTE Corporation ("GTE") pursuant to interconnection agreements. The interconnection agreements allow the parties to complete local and intraLATA toll calls on each other's network and establish rates, terms and conditions for access to unbundled network elements, resale of local exchange services, service provider number portability and access to operator service, directory service and 911 service. The Company currently is implementing direct interconnection with the major CLECs in Orange County, including MFS Communications ("MFS"), and the major IXCs.

INFORMATION TECHNOLOGY AND SUPPORT SYSTEMS

     The Company currently has in place all the necessary systems to provide support for customer management. FirstWorld has deployed a sales force automation system and prospect database tools, an order entry, billing and customer care application and an internally-developed network management and interface application that allows the Company to remotely monitor customer circuits. Although the Company believes that its existing systems adequately support its service offerings, the Company is committed to developing and implementing fully integrated advanced internal information systems because it believes that such systems are crucial to support integrated communications services.

     Although no single solution currently exists for seamless, end-to-end handling of all aspects of customer service (i.e., from initial contact with a potential customer to service activation and finally to customer billing), FirstWorld believes that the development and implementation of an advanced single-source management system will further differentiate it from its competitors and will result in significant benefits to its customers. The overall aim is to create the necessary back-office integration to allow FirstWorld to provide its customers with single-source service management. To achieve this end, the Company has embarked on an extensive evaluation of available systems, using a combination of existing legacy applications and newly-developed systems that are currently used by other integrated telecommunications providers. Particular emphasis is being placed on enhancing access through the Internet, so both Company field personnel and end user customers will have access to vital information quickly and easily.

NETWORK STATUS AND PROPOSED EXPANSION

     LOS ANGELES BASIN/ORANGE COUNTY

     The Company currently provides on-fiber services to specific customers connected to fiber clusters in Anaheim and Irvine. In addition, the company continues to expand its network within the area of Irvine known as the Irvine Spectrum (the "Irvine Spectrum") area and has begun offering services to buildings in the Irvine Spectrum.

     The Company also currently provides service to customers located around several Pacific Bell central offices located in Los Angeles County and Orange County through Pacific Bell unbundled copper loops. The Company has applied for interconnections with additional Pacific Bell central offices in these areas by co-locating the Company's equipment at such central offices in order to expand the areas in which it can offer services. These interconnections, which the Company began establishing during the third quarter of 1998, will allow the Company to offer services through Pacific Bell unbundled loops to businesses in most parts of Los Angeles County and Orange County.

     PLANNED EXPANSION

     In addition to its networks in the Los Angeles basin and Orange County, the Company intends to expand into San Diego and the San Francisco bay area by replicating the primary tenets of its business plan. The Company will target future expansion based on analysis of the number and density of businesses with heavy telecommunications usage in a given area and current and anticipated competition from other telecommunications providers. The Company has identified additional cities which it believes would be attractive markets for future expansion. These target areas and their priority for expansion are subject to continual re-evaluation in response to refinements in the Company's expansion criteria and changes in the communications industry and in general economic conditions.

     ACQUISITIONS

     One of the major tenets of FirstWorld's business plan is to selectively acquire companies that expand the Company's marketing and service footprint and its ability to serve additional customers. In November 1998, the Company completed the acquisition of Optec, Inc. ("Optec"), from Enron Communications, Inc. ("ECI"). Optec is a systems integrator with operations in Oregon and Washington and has approximately 90 employees in engineering, sales and operations. The Company also purchased from ECI an indefeasible right of use to fiber optic cable in a MAN serving Portland with routes connecting Beaverton and Hillsboro, Oregon. In addition, the Company obtained rights to OC-3 level capacity on a WAN being developed by ECI that will connect up to 15 cities nationwide. The Company has selected the first eight cities for WAN deployment (Portland, Los Angeles, the San Francisco Bay area, Salt Lake City, Denver, Dallas, Houston and Miami) and will select additional cities in 1999. The Company intends to complement this and other acquisitions with its existing capabilities to provide a highly competitive product bundle aimed at business customers.

COMPETITION

     In each market area in which the Company is authorized to provide services, the Company competes or will compete with several other service providers and technologies. Most of the Company's competitors, particularly ILECs, have long-standing relationships with customers and suppliers in their respective industries, greater name recognition and significantly greater financial, technical, marketing and other resources than the Company. The Company expects to compete on the basis of service features, quality, price, reliability, customer service and rapid response to customer needs.

     TELEPHONY. The telephony services offered by the Company compete principally with the services offered by ILECs in the areas served by the Company's networks. The Company also competes with various CLECs in its target markets, including MFS, NEXTLINK Communications, Inc. ("NEXTLINK"), ICG Communications, Inc. ("ICG"), GST Telecommunications, Inc. ("GST") and Teleport Communications Group, Inc. ("Teleport"). The ILEC dominates each of the markets targeted by the Company. ILECs possess ubiquitous infrastructure and the financial wherewithal to subsidize unprofitable deals to maintain key customers. The Company competes with ILECs on the basis of price, customer support and the ability to offer and provide value-added, integrated service bundles. The Company has found that its CLEC competitors, unlike the ILEC, tend to focus on particular segments within the market. The Company competes with CLECs and ICPs by providing a variety of voice, data and Internet services in different combinations to address the needs of different market segments.

     The Company also faces, and expects to continue to face, competition from other current and potential market entrants, including AT&T Corp. ("AT&T"), MCI/WorldCom, Sprint and other IXCs, wireless telephone system operators and private networks built by large end users. AT&T has indicated its intention to offer local telecommunications services in certain U.S. markets, either directly or in conjunction with CLECs or cable operators. AT&T has acquired Teleport and plans to merge with Tele-Communications, Inc. ("TCI"), the nation's largest operator of cable television systems, and to provide telephone services over the TCI cable plant. Sprint has announced plans to deploy an advanced telecommunications network intended to boost speed and capacity, cut costs and provide an integrated platform to enter local markets, and has signed access agreements with a number of regional bell operating companies ("RBOCs") and GTE. WorldCom has acquired MFS (one of the company's CLEC competitors) and Brooks Fiber Properties, Inc., both major CLECs, and, most recently, MCI. Ameritech Corp. ("Ameritech") and US West, Inc. ("US West") have also announced plans to enter the long distance market by forming joint sales ventures with Qwest Communications International Corp. ("Qwest"), a growing provider of fiber optic-based telecommunications services. Although these particular deals with Qwest have been declared unlawful by the Federal Communications Commission ("FCC") as a result of actions brought by AT&T and MCI/WorldCom, they remain subject to ongoing judicial and FCC review, and a continuing trend toward combinations and strategic alliances in the telecommunications industry, including combinations or potential consolidations among RBOCs or CLECs, or between IXCs and CLECs, could give rise to significant competitors for the Company. The Company also expects increased competition from ILECs operating outside of their current local service areas, cable television systems, electric utilities, microwave and other wireless carriers and satellite licensees. In addition, sweeping changes mandated by the Telecommunications Act of 1996 (the "Telecommunications Act") will facilitate entry by new competitors into local exchange and exchange access markets, including requirements that ILECs make available interconnection and unbundled network elements at cost-based rates, and resell their services to requesting competitors at wholesale discounts.

     INTERNET SERVICES. The Internet services market is extremely competitive, and the Company expects competition in this market to intensify in the future. The Company's current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources than the Company. The Company competes (or in the future is expected to compete) directly or indirectly with the following categories of companies: (i) national and regional ISPs; (ii) established on-line services; (iii) computer software and technology companies;
(iv) national telecommunications companies; (v) RBOCs; (vi) cable operators; and
(vii) nonprofit or educational ISPs. The entry of new participants from these categories and the potential entry of competitors from other categories (such as computer hardware manufacturers) would result in substantially greater competition for the Company.

     ADVANCED NETWORK SERVICES. In the markets for data services and other advanced network services, the Company will face competition from a number of companies focused on the LAN and WAN market, including companies with significantly greater financial resources, more extensive business experience, and greater market and service capabilities than the Company. In particular, the Company will be required to compete with companies that design and manufacture products for the LAN and WAN markets and large system integrators.

     Substantially all of the Company's current and prospective competitors in the markets for advanced networking services have substantially greater market presence and financial, technical, marketing and other resources than the Company. See "--Risk Factors--Competition."

REGULATION

     OVERVIEW

     The Company's services are subject to regulation by federal, state and local governmental agencies. The Company has obtained all authorizations and approvals necessary to conduct its operations as currently structured and believes that it is in compliance with all laws, rules and regulations governing its current operations. Nevertheless, changes in existing laws and regulations or any failure or significant delay in obtaining necessary future regulatory approvals, could have a material adverse effect on the Company's business, financial condition and results of operations.

     At the federal level, the FCC has jurisdiction over interstate and international telecommunications services. State regulatory commissions have jurisdiction over intrastate communications. Municipalities and other local jurisdictions may regulate limited aspects of the Company's business by, for example, regulating the use of rights-of-way, imposing zoning and franchise requirements, and requiring installation permits. The Company also is subject to taxation at the federal and state levels and may be subject to varying taxes and fees from local jurisdictions.

     FEDERAL LEGISLATION

     THE TELECOMMUNICATIONS ACT OF 1996. The Telecommunications Act, enacted on February 8, 1996, substantially departs from prior legislation in the telecommunications industry by establishing local exchange competition as a national policy through the removal of state regulatory barriers to competition and the preemption of laws restricting competition in the local exchange market. The Telecommunications Act, among other things, mandates that (i) ILECs permit resale of their services and facilities on reasonable and nondiscriminatory terms and at wholesale rates, (ii) all LECs (including the Company) allow customers to retain the same telephone number ("number portability") when they switch local service providers, (iii) ILECs permit interconnection by competitors to an ILEC's network at any technically feasible point that is at least equal in quality to that which the ILEC provides to itself and pursuant to reasonable and nondiscriminatory terms and cost-based rates, (iv) ILECs unbundle their network services and facilities at any technically feasible point and permit competitors and others to use these facilities at cost-based, reasonable and nondiscriminatory rates, (v) all LECs ensure that an end user does not have to dial any more digits to reach customers of local competitors than to reach the ILEC's customers to the extent technically feasible ("dialing parity") and
(vi) all LECs must establish reciprocal compensation arrangements for the transport and termination of telecommunications traffic.

     The Telecommunications Act permits RBOCs to provide out-of-region interLATA long distance services immediately, and also allows RBOCs to provide in-region interLATA services on a state-by-state basis once certain market-opening requirements are implemented and entry is determined to be in the public interest. The RBOCs, but not other ILECs, have an added incentive to open their local exchange networks to facilities-based competition because Section 271 of the Telecommunications Act provides for the removal of the current ban on RBOC provision of in-region interLATA toll service only after meeting certain requirements. The FCC, in consultation with the United States Department of Justice and the states, is given jurisdiction to determine whether to approve applications for RBOC entry into long distance. These provisions of the Telecommunications Act are designed in part to ensure that RBOCs take affirmative steps to level the playing field for their competitors so that others can compete effectively before the RBOC secures in-region long-distance entry. To date, three RBOCs have filed applications with the FCC for "in-region" long distance authority. The FCC denied the application of SBC Communications, Inc. ("SBC") with respect to Oklahoma in June 1997; denied the application of Ameritech in August 1997 with respect to Michigan; and denied applications filed by BellSouth for South Carolina and Louisiana in December 1997 and February 1998, respectively. Another application filed by BellSouth for Louisiana was denied by the FCC in October 1998, and the California Public Utilities Commission ("CPUC") determined that a draft application submitted to the CPUC by Pacific Bell in anticipation of its own FCC application did not satisfy Section 271 requirements. Several entities have sought reconsideration of the FCC's decisions and some have initiated litigation claiming, among other things, that
Section 271 of the Telecommunications Act is unconstitutional, that the FCC has exceeded its jurisdiction, and that the FCC has violated the Eighth Circuit's ruling on the Interconnection Orders (discussed below) in several respects, e.g., by effectively promulgating national pricing standards. In addition, certain aspects of the Section 271 RBOC entry requirements remain subject to FCC review. See "--Federal Regulation."

     RBOC entry into long distance services under Section 271 of the Telecommunications Act has, over the past year, also become a contentious political issue. Several ranking members of Congress, including Rep. John Dingell (D-MI) and Rep. W.J. "Billy" Tauzin (R-LA), have voiced strong frustration at what they allege is an unwillingness by the FCC to grant RBOC applications for long distance authority. In response, William Kennard, Chairman of the FCC, announced in early 1998 that the FCC will, in the future, take a more "cooperative" position with respect to RBOC applications under Section 271 of the Telecommunications Act and work closely with each RBOC to identify and resolve issues arising in connection with RBOC entry into the long distance service market. It is not certain at this time whether Chairman Kennard's announcement indicates that, in the future, the FCC is prepared to grant RBOC applications for in-region provision of interLATA long distance services.

     The U.S. District Court for the Northern District of Texas declared
Section 271 unconstitutional in late December 1997. The district court's decision was reversed by the United States Court of Appeals for the Fifth Circuit in September 1997. However, if any subsequent United States Supreme Court review affirms the district court's ruling, Pacific Bell, among other RBOCs, will be able to provide more services to customers, making it an even more formidable competitor for the Company. See "--Risk Factors--Competition."

     Under the Telecommunications Act, states have begun and, in a number of cases, completed regulatory proceedings to determine the pricing of unbundled network elements and services, and the results of these proceedings will determine whether it is economically attractive to use these elements.

     FEDERAL REGULATION

     THE TELECOMMUNICATIONS ACT REGULATIONS. The Telecommunications Act in some sections is self-executing, but in most cases the FCC must issue regulations that identify specific requirements before the Company and its competitors can proceed to implement the changes the Telecommunications Act prescribes. The Company actively monitors pertinent FCC proceedings and has participated in some of these proceedings (including the restructuring of access charges, the application of access charges to Internet traffic and RBOC petitions for the deregulation of ILEC-provided DSL services). The outcome of these various ongoing FCC rulemaking proceedings or judicial appeals of such proceedings could materially affect the Company's business, financial condition and results of operations.

     As required by the Telecommunications Act, in July and August 1996 the FCC adopted orders issuing new rules to implement the interconnection and resale provisions of the Telecommunications Act (the "Interconnection Orders") which are intended to remove or minimize regulatory, economic and operational impediments to full competition for local services, including switched local exchange service. A number of parties filed petitions for review of the Interconnection Orders in Federal court seeking to vacate certain of the rules adopted therein. In a July 18, 1997 decision, the United States Court of Appeals for the Eighth Circuit vacated significant portions of the Interconnection Orders, including its provisions governing the pricing of local telecommunications services and unbundled network elements, its unbundling requirements and its "pick and choose" rule (which enabled a telecommunications carrier to demand any individual term of an ILEC's interconnection contract with another carrier). Another Eighth Circuit decision issued on October 14, 1997 vacated an FCC rule that obligated ILECs, under certain circumstances, to provide combinations of network elements, rather than provide them individually. This decision may make it more difficult or expensive for competitors to use combinations of ILEC unbundled elements. On August 22, 1997, the Eighth Circuit vacated the FCC's interconnection rules implementing the Telecommunications Act dialing parity requirement for LECs. In November 1997, the FCC, AT&T,

MCI/WorldCom, and a number of CLECs sought review of the Eighth Circuit's decisions by the Supreme Court. The RBOCs and GTE also cross-petitioned for Supreme Court review of several aspects of the Interconnection Orders that were upheld by the Eighth Circuit in the event Supreme Court review was granted. While these petitions were pending, the Eighth Circuit on January 23, 1998, found that the FCC had violated the terms of its July decision, and ordered the FCC to cease imposing its local pricing rules on RBOCs attempting to enter the long distance market under Section 271 of the Act. Cross-appeals were argued before the Supreme Court in October 1998. A Supreme Court decision in the cases is not expected until some time in 1999.

     The Eighth Circuit and Supreme Court decisions create uncertainty about individual state rules governing pricing and other terms and conditions of interconnection agreements and could make negotiating and enforcing such agreements in the future more difficult and protracted. They also could require renegotiation of relevant provisions of existing interconnection agreements, or subject them to additional court or regulatory proceedings. Although the Company generally believes that the outcome of these judicial proceedings will not have a material adverse effect on its business and operations, there can be no assurance that this will be the case.

     In July 1996, the FCC mandated that over the course of the next year responsibility for administering and assigning local telephone numbers be transferred from the RBOCs and a few other ILECs to a neutral entity. In August 1996, the FCC issued regulations which addressed certain of these issues, but left others for decision by the states and the neutral numbering plan administrator, Lockheed-Martin IMS, which in August 1997 was designated by the FCC. The FCC numbering decisions, among other things, (a) prohibit states from creating new area codes that could unfairly hinder LEC competitors (including the Company) by requiring their customers to use 10 digit dialing while existing ILEC customers use 7 digit dialing and (b) prohibit ILECs (which in many cases are still administering central office numbers pending an operational transition to the neutral administrator) from charging "code opening" fees to competitors (such as the Company) unless they charge the same fee to all carriers including themselves. In addition, each carrier is required to contribute to the cost of numbering administration through a formula based on net telecommunications revenues. In July 1996, the FCC released rules to permit both residential and business customers to retain their telephone numbers when switching from one local service provider to another (known as "number portability"). RBOCs were required to implement number portability in the top 100 markets in five phases beginning no later than March 31, 1998 and to complete it no later than December 1998, although the FCC has granted numerous waivers of these implementation deadlines. In smaller markets, RBOCs must implement number portability within six months of a request therefore commencing December 31, 1998. Non-RBOC ILECs are not required to implement number portability in any additional markets until December 31, 1998, and then only in markets where the feature is requested by another ILEC.

     In addition, pursuant to the Telecommunications Act, the FCC issued new regulations in 1997 regarding the implementation of the universal service program and the assessment of charges on carriers obtaining access to local exchange networks. Both the access charge and universal service regimes were substantially revised. As a result of these changes, the costs of business and multiple residential lines are expected to increase. The FCC is currently examining whether IXCs and CLECs will be permitted, and if so in what manner and to what extent, to pass through universal service charges to end users as line item surcharges on bills for telecommunications services. In addition, in June 1998 the FCC announced that it was restructuring and narrowing universal support for provision of Internet services to schools, libraries and rural health care providers. As a result of this rapidly changing environment, the Company is unable to predict how the

FCC's universal service and access charge reforms will be finally implemented or enforced, or what effect they will have on competition within the telecommunications industry, generally, or on the competitive position of the Company, specifically. The Company also is unable to accurately predict the final formula for universal service contribution or its own level of contribution in 1999 and beyond.

     The Telecommunications Act requires the FCC to streamline its regulation of ILECs and permits the FCC to forbear from regulating particular classes of telecommunications services or providers. Since the Company is a non-dominant carrier and, therefore, is not heavily regulated by the FCC, the potential for regulatory forbearance likely will be more beneficial to ILECs than the Company in the long run. In June 1997, the FCC granted the request of a CLEC that the FCC forbear from imposing tariff filing requirements on exchange access services provided by carriers other than ILECs. The FCC has sought further comment on whether to mandate the detariffing of exchange access services. The proceeding remains pending, and there can be no assurance how the FCC will rule on this issue, or what effect any such ruling may have on competition within the telecommunications industry generally, or on the competitive position of the Company specifically.

     There also is a risk that Telecommunications Act requirements that currently work in the Company's favor may be implemented differently in the future depending on marketplace developments. For example, many CLECs such as the Company have begun to acquire an increasing number of ISP customers. This development in turn has resulted in a rapid increase in Telecommunications Act-mandated reciprocal compensation charges paid by ILECs to CLECs to terminate the calls of ILEC customers to CLEC ISP customers. ILECs led by the RBOCs currently are pursuing action in the courts and before state PUCs and the FCC to address this issue. The outcome of such actions is uncertain, but could have a material adverse effect on the Company.

     Section 706 of the Telecommunications Act requires the FCC to initiate a proceeding to address the provision of "advanced telecommunications services" to all Americans. In early 1998, several RBOCs (Bell Atlantic, Ameritech, BellSouth and SBC) filed petitions with the FCC seeking forbearance from FCC and state regulation of their DSL high-speed data services. The RBOCs also seek an FCC ruling under Section 706 that elements of their DSL services are not subject to the interconnection, unbundling and resale requirements of the Telecommunications Act. In response to these petitions, the FCC on August 6, 1998 proposed that RBOCs be permitted to offer DSL services on an unregulated basis if certain separate subsidiary and interconnection requirements are met. Along with other significant DSL based CLECs, the Company participated in the DSL Access Telecomunications Alliance to support this FCC proposal. A final FCC decision is expected in January 1999. There can be no assurance that these or similar RBOC regulatory initiatives regarding broadband service provision would not have a material adverse effect on the Company's business, financial condition and results of operations.

     STATE REGULATION

     Many of the Company's services will be classified as intrastate services subject to state regulation. All of the states where the Company operates, or will operate, require some degree of state regulatory commission approval to provide certain intrastate services. In most states, intrastate tariffs are also required for various intrastate services, although the Company is not typically subject to price or rate of return regulation for tariffed intrastate services. The Company may also be subject to a variety of other state regulatory requirements, including interconnection, universal service, reporting and customer service requirements.

     The Telecommunications Act requires each state to remove barriers to entry and barriers to competition for ILEC competitors. While no assurance can be given as to how quickly and how effectively each state will act to implement this legislation, many state authorization processes are being streamlined and the authorization time frames shortened considerably. Several states have allowed ILECs rate, special contract (selective discounting) and tariff flexibility, particularly for services deemed subject to completion. Such pricing flexibility increases the ability of the ILEC to compete with the Company and constrains the rates that the Company may charge for its services. In view of the additional competition expected to result from the Telecommunications Act, states may grant ILECs additional pricing flexibility. At the same time, some ILECs may request increases in local exchange rates to offset revenue losses due to competition.

     Under the Telecommunications Act, if a request is made by the Company, ILECs generally have a statutory duty to negotiate interconnection and access arrangements in good faith for the Company's provision of local service (unless they are exempted from such requirement as small or rural ILECs). The Company has completed interconnection agreements with Pacific Bell and GTE for California. During these negotiations, the Company or the ILEC may submit disputes to the state regulatory commissions for mediation and, after the expiration of the statutory negotiation period set forth in the Telecommunications Act, the parties may submit outstanding disputes to the states for arbitration. To date the Company has not submitted any disputes to the states for mediation or arbitration.

     LOCAL REGULATION

     The Company will need to interact with local governments in a variety of ways, and may be required to obtain various permits and authorizations from municipalities in which it operates. How diverse local governments will exercise traditional functions, including zoning, permitting and management of rights-of-ways, and address the expansion of telecommunications competition and varying means of entry in particular, is uncertain. The kinds and timing of approvals required to conduct aspects of the Company's business varies among local governments and may also vary with the specific technology or equipment configuration used by the Company.

     While the Telecommunications Act permits local governments to manage rights-of-way, the scope of that authority, including the circumstances when fees can be charged and the amount of such charges, has already been the subject of numerous disputes between telecommunications carriers and such local governments. In addition, some local governments have been requiring substantial filings and review before telecommunications carriers can operate in their licensed areas and have also required the payment of significant franchise fees or taxes. Some of these disputes involving licensing of telecommunications carriers and rights-of-way are in litigation and more administrative and court litigation is likely. The prohibition of entry barriers set forth in the Telecommunications Act and the FCC's power to preempt such barriers have been addressed in these cases, which to date have rejected local government efforts to impose "franchise" or tax obligations on CLECs and other telecommunications carriers. The FCC has recently preempted, and thereby prevented enforcement of, certain state and local regulations that had the effect of inhibiting local competition. Any inability or unwillingness by the FCC to preempt additional state and local regulations in a timely fashion could have a material adverse impact on the Company.

AGREEMENTS WITH THE CITY OF ANAHEIM AND THE IRVINE COMPANY

     THE CITY OF ANAHEIM

     The Company, its wholly owned subsidiary, FirstWorld Anaheim ("FWA"), and the City of Anaheim (the "City") entered into a series of agreements in February 1997 regarding development of the first portion of the Company's initial network located within the City (the "Anaheim Network").

     AGREEMENT FOR USE OF OPERATING PROPERTY. Pursuant to an Agreement For Use of Operating Property (the "Operating Property Agreement"), FWA leases from the City 60 of 96 fiber strands contained in an approximately 50 mile long loop of fiber optic cable owned by the City, together with related facilities and rights. The term of the agreement runs through December 31, 2027, and during calendar year 2011 the parties are obligated to negotiate in good faith concerning a possible 15-year extension of the term (through December 31, 2042).

     The remaining 36 fiber strands within the cable (the "Reserved Fibers") are reserved by the City for its own use in providing municipal services (i.e., uses that are not competitive with FWA's commercial uses). If the City determines from time to time that some portion of the Reserved Fibers is not required for municipal services, then the City and FWA are to negotiate in good faith the terms and conditions on which that portion of the Reserved Fibers will be leased to FWA. In any event, the City can use the Reserved Fibers only for municipal services unless FWA fails to proceed with development of the third phase of the Anaheim Network (as described below) and the City proceeds with the development of the third phase of the Anaheim Network for its own account, as described below.

     As rent for the 60 strands of fiber, FWA is obligated to make quarterly payments to the City of approximately $114,000. In addition, FWA is obligated to pay all costs associated with operating and maintaining the leased property, including maintenance expenses, taxes, insurance premiums and pole usage fees. FWA also is obligated to maintain and insure the leased property and the City's Reserved Fibers (except to the extent the Reserved Fibers are located on certain identified City-owned premises, such as electrical substations), subject to the City's obligation to reimburse FWA for a pro rata share of maintenance and insurance costs (computed based on the number of Reserved Fibers relative to the total of 96 fibers).

     FWA has the right to assign its rights under the Operating Property Agreement, but will not be released from liability unless the City expressly consents. FWA also has the right to encumber its interest in the leased property. FWA's interest in the leased property is not currently encumbered.

     UNIVERSAL TELECOMMUNICATIONS SYSTEM PARTICIPATION AGREEMENT. Concurrently with the execution of the Operating Property Agreement, the City, FWA and the Company executed the Universal Telecommunications System Participation Agreement (as amended, the "UTS Agreement") which sets forth guidelines for FWA's development and operation of the Anaheim Network and compensation payable to the City by FWA. The term of the UTS Agreement runs through December 31, 2027, and during calendar year 2011 the parties are obligated to negotiate in good faith concerning a possible 15-year extension of the term (through December 31, 2042).

     The UTS Agreement provides that FWA will construct the Anaheim Network in three phases. The first phase extended service to identified municipal facilities and was substantially completed in October 1997. The second phase requires service to be extended in the ordinary course of business (i.e., within six months following execution of a customer service agreement) to commercial, industrial and governmental customers within certain defined service areas. The Company was required to complete 44% of the first and second phases by April 1, 1998 and is further required to complete 90% of the first and second phases by December 31, 1998, plus a 180-day cure period in each case. The Company constructed and installed sufficient fiber to satisfy the 44% completion requirement and expects completion of the fiber clusters currently under construction and approved for construction to satisfy the 90% completion requirement in a timely manner.

     The third phase of the Anaheim Network requires that service be extended in the ordinary course of business to all customers within Anaheim, including residential customers. This phase will be commenced only after the economic feasibility of the third phase is validated by an independent consultant's report and financing is arranged. FWA has agreed to cause a feasibility study with respect to the third phase to be completed by no later than January 1, 2000, and thereafter to prepare annual updates of the study if necessary. If FWA determines not to proceed with the development of the third phase of the Anaheim Network, or if for any reason the principal financing for the third phase is not funded or construction of the third phase is not commenced by December 31, 2002, then the City may pursue development of the third phase on its own (including in a business arrangement with third parties). If the City closes the principal financing for or commences construction of the third phase, then the provisions of the Operating Property Agreement prohibiting the City from using the Reserved Fibers for other than municipal services terminate.

     Under the UTS Agreement, the City is obligated, with specified exceptions, to utilize FWA as the provider of all of the City's telecommunications services, and to provide FWA with certain rights-of-way. The UTS Agreement requires FWA to pay to the City (i) an annual payment in lieu of a franchise fee based on a percentage of FWA's "adjusted gross revenues," as defined, related to the Anaheim Network, subject to a minimum annual payment of $1,000,000 for periods after June 30, 1999, (ii) a percentage of FWA's "net revenues," as defined, derived from the Anaheim Network, (iii) certain of the City's annual operating costs associated with the UTS Agreement, not to exceed $175,000 per year prior to the commencement of the third phase of the Anaheim Network, and not to exceed $350,000 per year thereafter (as adjusted annually to reflect changes in the cost of living) and (iv) $20,000 per year (adjusted annually to reflect changes in the cost of living) to support the City's presence on the Internet. The UTS Agreement also requires the Company to deposit an amount equal to up to 15% of "net revenues" derived from the Anaheim Network to maintain a $6,000,000 reserve account for debt service and capital improvements.

     The UTS Agreement requires FWA to commence construction of a demonstration center in the City's downtown area by November 30, 1998, and to complete the demonstration center by June 30, 1999. However, as a result of a change in the proposed scope of the project, FWA now contemplates leasing additional office space in the downtown area of Anaheim and housing a demonstration center in the leased facilities. The Company expects the demonstration center to be operational in the first quarter of 1999. Although the Company believes that it is in compliance with its obligations with respect to the demonstration center, the City has asserted its belief that the Company is not satisfying its obligations vis-a-vis the demonstration center. The parties are currently in the process of attempting to resolve these issues.

     The City has an option to purchase all of the issued and outstanding stock of FWA for appraised value (i) at any time after July 1, 2012 or (ii) if FWA fails to meet the specified performance deadlines related to completion of the first and second phases of the Anaheim Network as described above. Any sale or issuance of FWA stock can only be made if such sale or issuance is expressly made subject to the City's purchase option. Moreover, any sale of the Anaheim Network or other sale of substantially all of FWA's assets can only be made if the City is equitably compensated for the loss of its future income stream under the UTS Agreement or the buyer expressly assumes the obligations of FWA under the UTS Agreement.

     DEVELOPMENT FEE AGREEMENT. Pursuant to a Development Fee Agreement between the Company and the City, for a period of five years commencing with the earlier to occur of the closing of the financing for, or the commencement of, construction of the first Additional Network (as defined below), the Company must pay to the City a lump sum fee for each Additional Network that the Company develops ($300,000 for each Additional Network financed in the first year; $200,000 for each Additional Network financed in the second year; and $100,000 for each Additional Network financed in the third, fourth and fifth years) (each, a "Development Fee").
Each Development Fee must be paid within 30 days after the closing of the principal financing for an Additional Network or the commencement of construction of such Additional Network, whichever occurs first. "Additional Network" means (a) any expansion of the Anaheim Network into one or more adjacent or nearby cities where FWA enters into a revenue sharing agreement with any such city and (b) any separate communications system developed by any other subsidiary of the Company that holds a Certificate of Public Convenience and Necessity issued by the CPUC and enters into a revenue sharing agreement with one or more public entities. No such fee is due, however, with respect to the Company's relationship with The Irvine Company because it is not a public entity.

     THE IRVINE COMPANY

     FirstWorld Orange Coast ("FWOC"), a wholly-owned subsidiary of the Company, and The Irvine Company entered into two agreements in February 1998 regarding FWOC's development of a network to serve certain areas that have been or are planned to be developed by The Irvine Company (the "Irvine Network").

     AGREEMENT FOR LEASE OF TELECOMMUNICATIONS CONDUIT.     Pursuant to an
Agreement for Lease of Telecommunications Conduit dated as of March 5, 1998 (the "Conduit Lease"), FWOC leases from The Irvine Company space within two underground telecommunications tubes (the "Conduit"), and, in connection therewith, has received the non-exclusive right to use undivided space within the pull boxes serving such Conduit (collectively, the "Leased Premises"). The Conduit Lease applies to (i) an existing Conduit system within certain already-developed areas in the Irvine Spectrum and (ii) Conduit to be constructed in the future in the as yet undeveloped areas of the Irvine Spectrum. The Irvine Company may also install Conduit in other areas it may develop in the cities of Irvine, Newport Beach and Tustin, and in unincorporated areas of Orange County, and such areas may in the future be incorporated into the Conduit Lease upon the mutual agreement of the parties ("Additional Areas"). The term of the Conduit Lease runs through December 31, 2027.

     The Conduit Lease obligates FWOC to install fiber optic cable ("Cable") in the Conduit pursuant to a phasing plan. A phase is completed when sufficient Cable has been installed to enable FWOC to connect and provide service (for that portion of the Irvine Network) to property abutting the Conduit. Upon termination of the Conduit Lease, the Cable will be owned by The Irvine Company. If FWOC fails to complete installation of the required Cable within 18 months, The Irvine Company may, until such installation is completed, terminate the Conduit Lease.

     FWOC is obligated to make quarterly rent payments to The Irvine Company based upon the "adjusted gross revenue" (as defined) from the Irvine Network. In addition, FWOC is obligated to pay all costs associated with its lease, operation, maintenance, repair and use of the Leased Premises, including maintenance expenses, taxes and insurance premiums. Any assignment of FWOC's rights under the Conduit Lease and any sale of a controlling interest in FWOC require The Irvine Company's prior approval, and The Irvine Company has a right of first refusal in the event of any such proposed sale.

     TELECOMMUNICATIONS SYSTEM LICENSE AGREEMENT. Concurrently with the execution of the Conduit Lease, FWOC and The Irvine Company executed a Telecommunications System License Agreement (the "License Agreement"), which provides FWOC, with some exceptions, with the right and obligation to provide telecommunications services to (i) the 106 buildings currently owned by The Irvine Company in the Irvine Spectrum area, (ii) commercial, industrial and retail buildings in the future owned by The Irvine

Company in the Irvine Spectrum and (iii) under certain circumstances in The Irvine Company's discretion, similar buildings located in the Additional Areas and other locations in California.

     The License Agreement requires FWOC to pay The Irvine Company a license fee each calendar quarter, subject to an annual CPI increase that will not be less than 2% or greater than 6%. The license fee will increase or decrease in the future based on the rentable square footage of the buildings that are from time to time subject to the License Agreement.

     The License Agreement provides FWOC with the right to install, maintain, operate, replace and remove Cable and associated communications equipment ("Equipment") in, as well as access rights to, such buildings, subject to the rights of The Irvine Company's tenants and to reasonable requirements and procedures imposed by The Irvine Company. Except with respect to buildings that are leased to a single tenant, The Irvine Company is required to provide FWOC with a reasonable amount of equipment room space in each building, sufficient to enable FWOC to install Cable and Equipment and deliver services. FWOC's rights to a building are non-exclusive, meaning that The Irvine Company can grant similar licenses to other service providers. Although all the Cable becomes the property of The Irvine Company upon termination of the License Agreement, FWOC has the right to remove and retain ownership of the Equipment, subject to The Irvine Company's election to purchase the Equipment at a price to be negotiated by the parties.

     Subject to certain qualifications, FWOC will have the obligation to provide telecommunications services to any tenant who wishes to subscribe with FWOC for those services, and FWOC is required to install Cable and Equipment in that tenant's building if FWOC owns or leases Conduit located within 1,000 feet of that building. Under certain circumstances, FWOC may be required to provide completion and performance bonds to The Irvine Company in connection with that work.

     To the extent that FWOC provides fiber optic service to a building, it is required to achieve and maintain standards of minimum reliability. Subject to force majeure, if there is a system-wide failure to provide such service that exceeds five consecutive days, The Irvine Company has the right to use the network (and if necessary bring in an alternative service provider) and to charge its costs to FWOC.

     Whenever FWOC is the first competitive access provider to a building, it is required to install a building entrance conduit system (which connects the building to the street access point) (a "BECS"), with a capacity equal to 200% of the capacity required by FWOC to service the building. The Irvine Company can grant other providers the right to use that BECS, but must pay or cause that provider to pay FWOC 50% of FWOC's cost of installing the BECS, which costs are subject to increase based on a CPI calculation. Where a BECS already exists, The Irvine Company must make any excess capacity therein available to FWOC.

     The Conduit Lease and the License Agreement both require FWOC to maintain certain minimum amounts of insurance coverage throughout the term of such agreements. The Company has guaranteed the payment obligations of FWOC under The Irvine Company agreements.

EMPLOYEES

     As of November 30, 1998, the Company had 176 employees (not including employees related to the recently acquired business of Optec), of whom 65 were in network operations and development, 66 were in sales, marketing and product development and 45 were in administration. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.

Competition for such personnel is intense, and there can be no assurance that the Company will be able to identify, attract and retain such personnel in the future. None of the Company's employees are represented by a labor union or are the subject of a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

RISK FACTORS

     LIMITED HISTORY OF OPERATIONS; NEGATIVE CASH FLOW AND OPERATING LOSSES

     The Company was incorporated in July 1992, commenced operations in September 1993 and commenced commercial operation of its current network business in November 1997. The Company has provided services to customers for slightly more than one year, and as of November 30, 1998 had approximately 400 commercial customers under contract. The Company has generated substantial operating losses and negative cash flow from operating activities since its inception and expects that operating and net losses and negative operating cash flow will continue for at least the next several years and will increase significantly as the Company implements its growth strategy of expanding into other cities. To date, the Company has focused primarily on the development of its product line, the development and construction of its networks, the hiring of management and other key personnel, the raising of capital, the acquisition of equipment, the implementation of its sales and marketing strategy and the development of operating systems. The Company has a very limited operating history upon which to base estimates of the number of customers, the reliability of its network or the amount of revenues the Company's current and planned operations will generate. Given the Company's limited operating history, there can be no assurance that it will be able to achieve its goals or compete successfully in the telecommunications industry.

     The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, attract and retain customers, increase awareness of the Company's services, respond to competitive developments, continue to attract, retain and motivate qualified persons and continue to upgrade its technologies and commercialize its network services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's business strategy is unproved and, to be successful, the Company must, among other things, develop and market services that are widely accepted by customers at prices that will yield a profit. There can be no assurance that the Company and its services will achieve broad customer or commercial acceptance when compared to alternative telecommunications services. Given the dynamic nature of the marketplace for telecommunications services, the prices the Company charges for some or all of its services may from time to time be higher than those charged by providers for some competing services. Additionally, prices for telecommunications services have fallen historically, and prices in the industry in general, and for the services the Company offers and plans to offer in particular, are expected to continue to fall. Accordingly, it is difficult to predict whether the Company's pricing model will prove to be viable, whether demand for the Company's services will materialize at the prices it expects to charge or whether current or future pricing levels will be sustainable. The failure to achieve or sustain projected pricing levels or to achieve or sustain broad market acceptance could result in a material adverse effect on the Company's business, financial condition and results of operations. Because of the foregoing factors, among others, the Company may not be able to forecast its revenues or the rate at which it will add new customers or end-users with any degree of accuracy. The Company's annual and quarterly operating results may fluctuate significantly in the future as a result of numerous factors, many of which are outside the Company's control. Factors that may affect the Company's operating results include the amount and timing of capital expenditures and other costs relating to the expansion of the Company's network, the introduction of new services by the Company or its competitors, price competition by competitors, technical difficulties or network downtime, general economic conditions and economic conditions specific to the Company's industry.

     The development of the Company's business and the deployment of its services and systems will require significant additional capital expenditures, a substantial portion of which will need to be incurred before the realization of significant revenues. Together with associated start-up operating expenses, these capital expenditures will result in substantial negative cash flow until an adequate revenue-generating customer base is established. The Company has incurred net losses in each quarter since it commenced operations in September 1993, with cumulative losses totaling approximately $48.1 million through September 30, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company expects to continue to generate significant operating and net losses for at least the next several years. There can be no assurance that the Company will achieve or sustain profitability or generate sufficient positive cash flow to meet its working capital requirements. See "--Substantial Leverage; Ability to Service Indebtedness."

     SUBSTANTIAL LEVERAGE; ABILITY TO SERVICE INDEBTEDNESS

     The Company is highly leveraged. As of September 30, 1998, the Company had approximately $256.7 million of outstanding indebtedness, the Company's total debt as a percentage of capitalization was approximately 90% as of September 30, 1998 and the Company had a deficiency of earnings to fixed charges of $29.1 million for the year ended September 30, 1998. The Company's high degree of leverage could have material and adverse consequences, including, but not limited to, the following: (i) a substantial portion of the Company's sources of capital and cash flow from operations must be dedicated to debt service payments, thereby reducing the funds available to the Company for other purposes; (ii) the Company's ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions, repayment of indebtedness or other purposes may be impaired, whether as a result of the covenants and other terms of its debt instruments or otherwise; (iii) the Company will be substantially more leveraged than certain of its competitors, which may place the Company at a competitive disadvantage; (iv) the Company's high degree of leverage may limit its ability to expand capacity and otherwise meet its growth objectives; and (v) the Company's high degree of leverage may hinder its ability to adjust rapidly to changing market conditions and could make it more vulnerable than its less leveraged competitors in the event of a downturn in general economic conditions or its business. In addition, pursuant to the terms of the indenture (the "Indenture") entered into in connection with the April 1998 debt offering, the Company is only permitted to incur additional indebtedness under certain conditions, and the Company expects that as it expands its networks beyond the areas currently designated for expansion, its capital requirements will require it to secure additional financing, including additional indebtedness. See "--Significant Capital Requirements."

     The Company's ability to make principal and interest payments on its indebtedness will depend upon, among other things, its ability to complete the roll-out of its networks on a timely and cost-effective basis, the market acceptance of, and the utilization, pricing and consumer demand for its services, its future operating performance and cash flow and its ability to obtain additional debt or equity financing, which are themselves dependent upon a number of economic, financial, competitive and regulatory conditions and other factors, many of which the Company is unable to control. There can be no assurance that the Company will have adequate sources of liquidity to make required payments of principal and interest on its indebtedness, whether at or prior to maturity, to finance anticipated capital expenditures and to fund working capital requirements. If the Company does not have sufficient available resources to repay its outstanding indebtedness when it becomes due and payable, the Company may find it necessary to refinance such indebtedness, and there can be no assurance that refinancing will be available or that it will be available on favorable terms. Any failure by the Company to satisfy its obligations with respect to its indebtedness at maturity or prior thereto would constitute a default under such indebtedness and could cause a default under agreements governing other indebtedness, if any, of the Company.

     BUSINESS DEVELOPMENT AND EXPANSION RISKS; POSSIBLE INABILITY TO MANAGE
     GROWTH

     The Company's business plan will, if successfully implemented, result in rapid expansion of its operations. Rapid expansion of the Company's operations may place a significant strain on the Company's management, financial and other resources. The Company's ability to manage future growth, should it occur, will depend upon its ability to attract, train, assimilate and retain additional qualified personnel, to monitor operations, control costs, maintain regulatory compliance, maintain effective quality controls and significantly expand the Company's internal management, technical, information and accounting systems. There can be no assurance that the Company will successfully implement and maintain such operational and financial systems or that it will successfully obtain, integrate and utilize the management, operational and financial resources necessary to manage a developing and expanding business in an evolving, highly regulated and increasingly competitive industry. Any failure to expand these areas and to implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the growth of the Company's business could have a material adverse effect on the business, financial condition and results of operations of the Company.

     If the Company were unable to hire and train staff, purchase adequate supplies of equipment, increase the capacity of its operational and accounting information systems or successfully manage and integrate such additional resources, customers could experience delays in connection of service and lower levels of customer service. Failure by the Company to meet the demands of customers and to manage the expansion of its business and operations could have a material adverse effect on the Company's business, financial condition and results of operations.

     DEPENDENCE UPON NETWORK INFRASTRUCTURE

     The Company's success will depend upon the capacity, reliability and security of its networks. The Company expects that a substantial portion of its future revenues will be derived from the provision of tailored value-added network services to its customers. The Company must continue to expand and adapt its network infrastructure as the number of users and the amount of information they wish to transfer increase and as customer requirements change. There can be no assurance that the Company will be able to expand or adapt its network infrastructure to meet additional demand or its customers' changing requirements on a timely basis, at a commercially reasonable cost, or at all. Any failure of the Company to expand its network infrastructure on a timely basis or adapt it to either changing customer requirements or evolving industry standards could have a material adverse effect on the Company's business, financial condition and results of operations.

     The backbone of the Company's network within Anaheim, California is a 50-mile fiber loop owned by the City and leased and operated by the Company. Under the Operating Property Agreement between the City and FWA, the Company's lease of the loop is subject to termination upon customary default provisions, including failure to pay rent within the required time period or a breach of its other material duties or obligations thereunder. In addition, the UTS Agreement requires FWA to complete 90% of a designated portion of the Anaheim network by December 31, 1998, plus a 180 day cure period. The Company already has satisfied a requirement to complete 44% of such work by April 1, 1998. If FWA fails to meet the 90% deadline, then the City may elect to terminate the Operating Property Agreement and the UTS Agreement, or, in the alternative, exercise its right to purchase all of FWA's outstanding stock. See
"--Agreements with the City of Anaheim and The Irvine Company--The City of Anaheim." Any termination of the Operating Property Agreement or the UTS Agreement, or the exercise by the City of its right to purchase all of FWA's outstanding stock, would have a material adverse effect on the Company's business, financial condition and results of operations.

     RELIANCE ON THIRD PARTIES FOR ACCESS TO TELEPHONY SERVICES

     Because the Company expects to provide certain services through connections supplied by ILECs and other providers, it is dependent upon the cooperation of third party telecommunications providers, including certain of the Company's major competitors, such as Pacific Bell, in providing access to their services. The Company has entered into interconnection agreements with Pacific Bell and GTE, which, among other things, establish the terms and conditions for access to such networks for origination and termination of calls and set pricing for unbundled network elements. The Company will need to enter into similar agreements as it expands to areas where neither Pacific Bell nor GTE is the ILEC. There can be no assurance that the Company will be able to enter into additional interconnection agreements on favorable terms or at all. Even when the Company has entered into an interconnection agreement, there can be no assurance that the Company's orders for additional unbundled loops or other services will be fulfilled in a timely manner. Failure of other parties to interconnection agreements to maintain equipment and provide service in a reliable and timely manner may result in interrupted service to the Company's customers and risk of loss of business. In addition, there can be no assurance that the rates charged to the Company under interconnection agreements will continue to allow the Company to offer its services at competitive prices.

     The Company provides long distance service, operator services, directory assistance and calling card services under its own name pursuant to agreements with Sprint. The Company has obtained volume discounts for a variety of services the Company purchases from Sprint (including long distance), based on estimates of the Company's monthly usage of such services. If the Company fails to meet targeted usage (or in certain instances, exceeds targeted usage) the Company must pay Sprint various monthly surcharges with respect to such services. The most significant of these monthly surcharges relates to the required amount of long distance service the Company purchases from Sprint. Beginning in August 1998, the Company was required to purchase certain minimum monthly amounts of long distance service (which minimum requirements increase over time) or pay Sprint a penalty equal to a percentage of the Company's shortfall. To date, the Company has not purchased in any one month the amount of long distance service that the Company was required to purchase beginning in August 1998. The Company expects that its exposure to shortfall liabilities will be reduced throughout 1999 and nearly eliminated by the end of the third quarter of 1999 as a result of increased use of Sprint's services by its customers. However, there can be no assurance that this projected usage will be realized or when or if the Company will purchase the required amount of long distance service thereunder.

     RISKS OF IMPLEMENTATION, SITES, EQUIPMENT AND SUITABLE INTERCONNECT ARRANGEMENTS

     The Company intends to develop and expand the Company's business and enter new markets as described under the caption "--Network Status and Proposed Expansion." There can be no assurance the Company will be able to complete network deployment on the timetable and in the manner currently planned or that it will be able to expand to new areas in the manner currently contemplated. The development and expansion of the Company's business into new markets will be dependent, among other things, upon the

Company's ability to lease or purchase suitable sites for its equipment, its ability to negotiate suitable interconnection and co-location agreements with ILECs on satisfactory terms and conditions and its ability to finance such expansion. The failure by the Company to expand or enter new markets in accordance with its plans would have a material adverse effect on the Company's business, financial condition and results of operations.

     COMPETITION

     The telecommunications and Internet services industries are highly competitive. The Company has not obtained significant market share in any of the areas where it offers or intends to offer services, nor does it expect to do so in the near future given the size of the local telecommunications market, the intense competition therein and the diversity of customer requirements. In each market area in which the Company is authorized to provide services, the Company competes or will compete with several other service providers and technologies. Certain bases of competition in the Company's markets include price, performance, reliability of service, ease of access and use, services offered, product bundling, customer support, brand recognition and operating experience. Most of the Company's competitors, particularly the applicable ILEC, have longer operating histories, long-standing relationships with customers and suppliers in their respective industries, greater name recognition and significantly greater financial, technical and marketing resources than the Company. The Company faces intense competition with respect to each of the services it offers. The Company cannot predict the number of competitors that will emerge as a result of existing or new federal and state legislative actions. See "--Regulation."

     TELEPHONY. The Company's principal telephony competitors are the ILECs in the areas served by the Company's networks. While the Interconnection
Orders of the FCC and the Telecommunications Act provide increased business opportunities to CLECs and ICPs such as the Company, they also provide the ILECs with increased pricing flexibility for their services and other regulatory relief, which could have a material adverse effect on CLECs and ICPs, including the Company. If the ILECs are allowed by regulators to lower their rates for their services, engage in substantial volume and term discount pricing practices for their customers, or seek to charge CLECs and ICPs substantial fees for interconnection to the ILECs' networks, the results of operations of CLECs and ICPs, including the Company, could be materially adversely affected. The legal framework governing competition in telephony has also been heavily impacted in recent years by a shifting series of judicial and administrative decisions. See "Regulation."

     The Company also competes for telephony services with various CLECs in its target markets, including MFS, NEXTLINK, ICG, GST and Teleport. To date, the Company has not encountered a high level of competition from CLECs or ICPs for its targeted customers in its initial markets. The Company expects the level of such competition to increase substantially in the future, and there can be no assurance that the Company will be able to expand successfully, retain its existing customers or price its products profitably in the presence of such increased competition. The Company also faces, and expects to continue to face, competition from other current and potential market entrants, including AT&T, Sprint, MCI/WorldCom and other IXCs, wireless telephone system operators and private networks built by large end users. AT&T has indicated its intention to offer local telecommunications services in certain U.S. markets, either directly or in conjunction with CLECs or cable operators. AT&T has acquired Teleport and plans to merge with TCI, the nation's largest operator of cable television systems, and to provide telephone services over the TCI cable plant. Sprint has announced plans to deploy an advanced telecommunications network intended to boost speed and capacity, cut costs and provide an integrated platform to enter local markets, and has signed access agreements with a number of RBOCs and GTE. The Company expects additional competition from (i) industry consolidation and joint ventures, (ii) ILECs operating outside of their current local service areas, (iii) cable television systems, (iv) electric utilities, (v) microwave and other wireless carriers and (vi) satellite licensees. See "Competition--Telephony."

     INTERNET SERVICES. The Internet services market is extremely competitive, and the Company expects competition in this market to intensify in the future. The Company's current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources than the Company. The Company competes (or in the future is expected to compete) directly or indirectly with the following categories of companies: (i) national and regional ISPs; (ii) established on-line services; (iii) computer software and technology companies; (iv) national telecommunications companies; (v) RBOCs;
(vi) cable operators; and (vii) nonprofit or educational ISPs. The entry of new participants from these categories and the potential entry of competitors from other categories (such as computer hardware manufacturers) would result in substantially greater competition for the Company.

     ADVANCED NETWORK SERVICES. In the markets for LAN/WAN services and other advanced network services, the Company will face competition from a number of companies focused on the LAN and WAN market, including companies with significantly greater financial resources, more extensive business experience and greater market and service capabilities than the Company. In particular, the Company will be required to compete with companies that design and manufacture products for the LAN and WAN markets and large system integrators. The Company also competes with the ILEC for data connectivity services. Pacific Bell, for example, introduced DSL services over its existing networks. Substantially all of the Company's current and prospective competitors in the markets for advanced network services have greater market presence and financial, technical, marketing and other resources than the Company.

     RISK OF SYSTEM FAILURE; SECURITY RISKS

     The Company's success in marketing its services to business customers requires the Company to provide reliable service. The Company's networks are subject to physical damage, power loss, capacity limitations, software defects, breaches of security (by computer virus, break-ins or otherwise) and other factors which may cause interruptions in service or reduced capacity for the Company's customers. FirstWorld utilizes various procedures to minimize security risks. The Company currently provides its customers their own physical and permanent virtual circuits throughout the FirstWorld network. The Company also utilizes a Fire Wall to protect its Internet customers. In addition, the Company's own fiber network is inaccessible, in that it has no electrical interfaces that allow the possibility of monitoring. All termination points and manholes within FirstWorld's own fiber network are locked and secured. There can be no assurance, however, that these security procedures will prove to be adequate. Moreover, the Company's current, and certain of its planned networks, are located in an area prone to earthquakes. An earthquake or other natural disaster affecting the normal operations of the Company or the ILECs with which the Company does business could seriously impair the Company's ability to provide service to customers. Interruptions in service, capacity limitations or security breaches could have a material adverse effect on customer acceptance and, therefore, on the Company's business. Certain aspects of the Company's network architecture involve new applications of equipment which may result in technical issues that may not be easily resolved. Although the Company generally seeks to limit its liability through its contracts with customers, there can be no assurance that the Company will not be held liable for damages resulting from service failures. Lapses in service or reliability also could lead to a loss of customers, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, while the Company believes it has insurance comparable to that maintained by other companies in the industry, the Company's central office facility is not fully insured against, and the Anaheim fiber loop is not insured against, earthquake loss.

     CHANGES IN TECHNOLOGY, SERVICES AND INDUSTRY STANDARDS

     The telecommunications industry has been characterized by rapid technological advances, changes in end user requirements, frequent new service introductions, evolving industry standards and decreases in the cost of equipment and the pricing of services. The Company expects these changes to continue, and believes that its long-term success will increasingly depend on its ability to offer services that exploit advanced technologies and anticipate or adapt to evolving industry standards. There can be no assurance that the Company's services will not become economically or technically outmoded by technology or services now existing or developed and implemented in the future or that the Company will have sufficient resources to develop or acquire new technologies or to introduce new services capable of competing with future technologies or service offerings. The effect on the Company of technological changes cannot be predicted and could be material and adverse to the Company's business, financial condition and results of operations.

     SIGNIFICANT CAPITAL REQUIREMENTS

     The development of the Company's business and deployment of its services and systems will require significant additional capital to fund capital expenditures, working capital, debt service and operating losses. The Company's principal capital expenditure requirements involve the purchase, installation and construction of network operations centers, other network infrastructure and CLE. The Company believes that the proceeds from the Debt Offering (as defined below) and the Additional Equity Investment (as defined below) will be sufficient to fund the Company's aggregate capital expenditures and working capital requirements, including operating losses, associated with its planned network roll-out throughout California. The Company expects that as it expands its networks beyond these areas, its capital requirements will require it to obtain additional financing, which may include commercial bank borrowings, vendor financing or the sale or issuance of equity and debt securities either through one or more offerings or to one or more strategic investors. There can be no assurance that the Company will be successful in raising additional capital in sufficient amounts to fund its strategic objectives, or that such funds, if available, will be available on terms that the Company will consider acceptable. Failure to raise sufficient funds may require the Company to modify, delay or abandon some of its planned future expansion or expenditures, which could have a material adverse effect on the Company's business, financial condition and results of operations.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." In addition, the Indenture imposes operating and financial restrictions on the Company and its subsidiaries. These restrictions affect, and in certain cases significantly limit or prohibit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends or make distributions in respect of the Company's or such subsidiaries' capital stock, make other restricted payments, enter into sale and leaseback transactions, create liens upon assets, enter into transactions with affiliates or related persons, sell assets, or consolidate, merge or sell all or substantially all of their assets. There can be no assurance that such covenants will not adversely affect the Company's ability to finance its future operations or capital needs or to engage in other business activities that may be in the Company's interest.

     DEPENDENCE ON KEY PERSONNEL

     The success of the Company depends, in large part, upon the continuing contributions of its key technical, marketing, sales and management personnel. The loss of the services of one or more key people could have a material adverse effect upon the business, financial condition and results of operations of the Company. The Company has employment agreements with a limited number of its officers or employees, and does not maintain any key man life insurance. The Company's future success also is dependent upon its continuing ability to attract and retain additional highly qualified personnel. The Company currently is seeking to hire a number of additional senior management personnel. Competition for such personnel is intense, and the Company's inability to attract and retain additional key employees could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company's existing personnel will continue to be employed by the Company or that the Company will be able to attract and retain qualified personnel in the future.

     GOVERNMENT REGULATION

     The Company is subject to regulation by the FCC and by state public service and public utility commissions as a provider of telecommunications services. Changes in existing policies or regulations in the state and localities served by the Company or by the FCC could materially and adversely affect the Company's business, financial condition and results of operations, particularly if those regulatory or policy changes make it more difficult to obtain unbundled network elements from ILECs or other telecommunications services at competitive prices or otherwise increase the cost and regulatory burdens of providing services. There can be no assurance that regulatory authorities in the areas served by the Company or the FCC will refrain from taking actions having an adverse effect on the business or financial condition or results of operations of the Company. The Telecommunications Act has significantly altered regulation of the telecommunications industry by preempting state and local laws to the extent that they prevent competition and by imposing a variety of new duties on LECs and ILECs in order to promote competition in local exchange and access services.
Although the Company believes that the Telecommunications Act and other trends in federal and state legislation and regulation that favor increased competition are to the Company's advantage, there can be no assurance that the increased competitive opportunities or other changes in current regulations or future regulations at the federal or state level will not have a material adverse effect on the Company's business, financial condition and results of operations or its ability to make principal and interest payments on its indebtedness. See "--Regulation."

     POTENTIAL LIABILITY FOR INFORMATION DISSEMINATED THROUGH NETWORK

     The law relating to the liability of on-line service providers, private network operators and ISPs for information carried on or disseminated through the facilities of their networks is currently unsettled. Several lawsuits seeking a judgment of such liability are pending. While such claims have not been asserted against the Company, there can be no assurance that such claims will not be asserted in the future, or if asserted, will not be successful. The Telecommunications Act prohibits and imposes criminal penalties and civil liability for using an interactive computer service for transmitting certain types of information and content, such as obscene communications. Numerous states have adopted or are currently considering similar types of legislation. The imposition upon the Company, ISPs or Web server hosts of potential liability for materials carried on or disseminated through their systems could require the Company to implement measures to reduce its exposure to such liability, which may require the expenditure of substantial resources or the discontinuation of certain product or service offerings. Further, the costs incurred in defending against any such claims and potential adverse outcomes of such claims could have a material adverse effect on the Company's financial condition and results of operations. The Company believes that it is currently unclear whether the Telecommunications Act prohibits or imposes liability for any services provided by the Company should the content of information transmitted be subject to the statute.

     CONTROL BY PRINCIPAL STOCKHOLDERS; POTENTIAL CONFLICTS OF INTEREST

     As of November 30, 1998, Spectra 1, LLC, a Colorado limited liability company controlled by Donald L. Sturm ("Spectra 1"), Colorado Spectra 2, LLC, a Colorado limited liability company controlled by Donald L. Sturm ("Spectra 2"), and Colorado Spectra 3, LLC, a Colorado limited liability company controlled by Donald L. Sturm ("Spectra 3," and together with Spectra 1 and Spectra 2, the "Sturm Entities") beneficially owned approximately 37.0% of the Company's outstanding common stock, including 49.3% of the Company's outstanding Series A Common Stock, which possesses super-voting rights. By virtue of the super-voting rights of the Series A Common Stock, the Sturm Entities control approximately 46.6% of the voting power of the Company's outstanding common stock. As of November 30, 1998, Enron beneficially owned approximately 31.7% of the Company's outstanding common stock, including 49.3% of the Company's Series A Common Stock. By virtue of the super-voting rights of the Series A Common Stock, Enron controls approximately 45.4% of the outstanding voting power of the Company's common stock. In addition, the Sturm Entities are entitled to appoint three directors and Enron is entitled to appoint two directors of the Company's seven-person Board of Directors pursuant to a Securityholders Agreement (the "Securityholders Agreement") among the Sturm Entities, Enron and the Company, and Donald L. Sturm is the Company's Chairman of the Board. As a result of their respective ownership interests and Board designees, the Sturm Entities and Enron control the Company. The Sturm Entities and Enron have the ability to control the election of at least a majority of the directors of the Company and any other major decisions involving the Company or its assets. The ownership and voting interests possessed by the Sturm Entities and Enron make it impossible for a third party to acquire control of the Company without the consent of the Sturm Entities and Enron.

     In addition to their investments in the Company, the Sturm Entities and Enron have investments, and may in the future make investments, in other telecommunications companies and ventures, including competitors of the Company. As a result, conflicts may arise in the negotiation and enforcement of arrangements entered into by the Company and entities in which the Sturm Entities or Enron have an interest. In addition, the Company, the Sturm Entities and Enron have agreed that the Sturm Entities and Enron are under no obligation to bring to the Company any investment or business opportunities of which they become aware, even if such opportunities are within the scope and objectives of the Company. See "Certain Relationships and Related Transactions."

     YEAR 2000 ISSUES

     The Company is continuing to determine whether its systems and its vendors' systems will require updating to continue to function properly beyond 1999. As the Company adds new features to its network it will continue to evaluate the functionality of such features beyond 1999. The Company believes that its Year 2000 problems will be less significant than competing telecommunications providers with a longer history. In other words, the Company's limited history of operations means that some of its systems are already Year 2000 compliant and are not subject to remediation. Notwithstanding this fact, the Company has made Year 2000 compliance a priority and has established a Year 2000 Project Team and a Year 2000 Executive Committee to assess and evaluate its potential Year 2000 problems. In January 1999 additional dedicated full time resources will be procured and assigned to the Year 2000 compliance project in order to complete the evaluation process and accelerate the Company's remediation efforts. Even though the Company has not yet instituted a comprehensive testing and implementation program, management believes that such a program will be implemented prior to the end of March 1999 and completed by the end of June 1999. The Company believes that its Year 2000 program will cost less than an aggregate of $1,000,000 (inclusive of internal labor, external consulting and software and hardware related costs) and will be completed in a timely manner. However, the Company's Year 2000 readiness program is an ongoing process and the estimate of costs and completion dates described above are subject to change.

    Although the Company does not expect to incur significant expenditures to upgrade its network to address Year 2000 problems, there can be no assurance that the Company will be able to identify all Year 2000 problems in its systems in advance of their occurrence or that the Company will be able to successfully remedy any problems. In addition, to the extent that the Company's suppliers, including the ILECs, IXCs and other service providers and carriers over whose networks the Company provides certain of its services, or customers fail to address Year 2000 issues in a timely and effective manner, the Company's ability to provide uninterrupted, reliable service to customers serviced through such networks may be adversely affected. Moreover, the profitability and stability of the Company's customers may be adversely affected by Year 2000 problems not related to their relationships with the Company. The expenses associated with the Company's efforts to remedy any Year 2000 problems, the expenses or liabilities to which the Company may become subject as a result of such problems or the impact of Year 2000 problems on the ability of existing or future customers to do business with the Company could have a material adverse effect on the Company's business, prospects, operating results and financial condition.

     RISKS REGARDING FORWARD LOOKING STATEMENTS

     The statements contained herein that are not historical facts are forward-looking statements, which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution the reader that these forward-looking statements, such as those relating to the Company's plans to build networks in new areas, its anticipation of revenues from designated markets and statements regarding the development of the Company's business, the markets for the Company's services and products, the Company's anticipated capital expenditures, regulatory reform and other statements contained herein regarding matters that are not historical facts, are only predictions. No assurance can be given that the expected future results will be achieved; actual events or results may differ materially as a result of risks facing the Company or other external events or due to decisions made by the Company in the future. The risks facing the Company include, but are not limited to, those relating to the Company's ability to successfully market its services to current and new customers, access markets, install cable and facilities, including switching electronics, and obtain rights-of-way, building access rights and any required governmental authorizations and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as regulatory, legislative and judicial developments that could cause actual results to differ materially from the future results indicated, expressed or implied, in such forward-looking statements.

ITEM 2.  PROPERTIES

     The Company's headquarters are located in a suburb of Denver, Colorado and consist of approximately 7,100 square feet under a lease that expires on November 30, 1999. The Company has an option to renew the lease for an additional one year term and a right of first refusal with respect to two suites located in the same building which would give the Company access to an additional 28,575 square feet.

     In addition, the Company maintains administrative and sales offices consisting of approximately 35,000 square feet in San Diego, California, which the Company occupies under a lease that expires on August 31, 2002. The Company has a central office switch in Anaheim, California that occupies approximately 8,900 square feet of space under a lease expiring on October 31, 2001. In addition, pursuant to its agreement with the lessor of the Anaheim central office, the Company has a right of first refusal to purchase the central office during the term of the lease and any extensions thereof. The Company also leases offices and space in a number of other locations for sales offices and network equipment installations.

ITEM 3.  LEGAL PROCEEDINGS

     On October 16, 1998, FirstWorld filed a declaratory relief action in San Diego Superior Court, asking the Court to find that FirstWorld is not obligated to offer stock to Dina Partners L.P. ("Dina") with respect to the December 1997 equity investment by Enron and Spectra 3. Dina had previously indicated in conversations with FirstWorld officers and counsel and in writing that it believed FirstWorld had breached that certain Amended and Restated Investor Rights Agreement to which FirstWorld and Dina were parties by refusing to allow Dina to purchase additional stock in FirstWorld. On December 3, 1998, in answer to FirstWorld's complaint, Dina filed a general denial with the court. Although the ultimate resolution of this dispute is subject to the uncertainties inherent in litigation, the Company does not believe that the resolution of the declaratory relief action will have a material adverse effect on the Company's results of operations, liquidity or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On September 28, 1998, the Company obtained the written consent of a majority of its stockholders to the terms of the Employment Agreement between the Company and Mr. Ohringer, by which Mr. Ohringer joined the Company as its new Chief Executive Officer and President. See "Directors and Executive Officers of the Registrant--Retention of New Chief Executive Officer and President."

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Not Applicable.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data has been derived from the Company's audited financial statements. Consolidated balance sheets at September 30, 1998 and 1997 and the related consolidated statements of operations and of cash flows for the three years in the period ended September 30, 1998 and notes thereto appear elsewhere herein. The data should be read in conjunction with the annual financial statements, related notes and other financial information appearing elsewhere herein.


                                                                YEAR ENDED SEPTEMBER 30,
                                                   -----------------------------------------------
                                                    1994     1995     1996      1997        1998
                                                   -----    -----   -------   --------    --------
                                                                 (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Service revenue                                    $  85    $  57   $   279   $     75    $  1,078
Other revenue                                          -       40        75         96          12
Costs and expenses:
  Network development and operations                   -      188     1,708      3,170       6,501
  Selling, general and administrative                429      740     2,409      4,725      10,641
  Depreciation and amortization                       21       39        75        501       2,424
                                                   -----    -----   -------   --------    --------
Loss from operations                                (365)    (870)   (3,838)    (8,225)    (18,476)
Other income (expense):
  Interest expense                                   (53)     (38)      (27)    (1,372)    (16,898)
  Interest income                                      -        -         9        149       6,749
                                                   -----    -----   -------   --------    --------
Loss before extraordinary item                      (418)    (908)   (3,856)    (9,448)    (28,625)
Extraordinary item-extinguishment of debt              -        -         -       (105)     (4,731)
                                                   -----    -----   -------   --------    --------
Net loss                                           $(418)   $(908)  $(3,856)  $ (9,553)   $(33,356)
                                                   -----    -----   -------   --------    --------
                                                   -----    -----   -------   --------    --------
OTHER DATA:
EBITDA(1)                                          $(344)   $(831)  $(3,763)  $ (7,829)   $(20,783)
Net cash used in operating activities                416      781     2,168      7,446      10,133
Net cash used in investing activities                 18       45       923     12,647     191,659
Net cash provided by financing activities            425      827     3,156     20,557     273,295
Capital expenditures                                   6       25       908     12,637      26,068
Deficiency of earnings to cover fixed charges(2)     418      908     3,856      9,500      29,075


                                                       SEPTEMBER 30, 1997      SEPTEMBER 30, 1998
                                                       ------------------      ------------------
                                                                 (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents                                   $   536               $ 72,039
Working capital (deficit)                                    (3,319)               232,565
Total assets                                                 25,321                294,105
Long-term debt                                               18,964                255,840
Total stockholders' equity                                    2,265                 29,373

------------------

(1) EBITDA represents earnings before interest, income taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under generally accepted accounting principles, is not intended to represent cash flow from operations, and should not be considered as an alternative to net loss as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes that EBITDA is widely used by analysts, investors and other interested parties in the telecommunications industry. The Company's computation of EBITDA may not be comparable to similarly titled measures for other companies.

(2) For purposes of calculating the ratio of earnings to fixed charges, earnings is defined as net loss plus fixed charges (other than capitalized interest). Fixed charges consist of interest and amortization of debt discount and debt issuance costs, whether expensed or capitalized, and that portion of rental expense deemed to represent interest (estimated to be one-third of such expense). For the periods presented, earnings were insufficient to cover fixed charges by the amounts disclosed.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with "Selected Financial Data" and the Consolidated Financial Statements of the Company, including the notes related thereto, and other financial data appearing elsewhere in this Form 10-K. Certain statements set forth below constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the captions "Business" and "Business--Risk Factors."

OVERVIEW

     The Company is a facilities-based ICP. The key to the Company's business plan is a data-centric focus, with service offerings strategically bundled to address the increasingly complex data and voice communications needs of small and medium businesses. The Company uses a combination of both owned and managed facilities, with a digital network and related provisioning, billing and customer care applications. With targeted marketing and a consultative sales approach, the Company provides its customers with advanced, integrated data and voice communications solutions. Services offered include data connectivity, high speed Internet access, LAN/WAN connectivity, web hosting, e-commerce and system integration services, as well as switch-based local and long distance telephone services.

     The Company is implementing advanced digital networks and related support systems that combine advanced hardware and software from leading vendors with its own proprietary systems. With a combination of both owned and managed network facilities, the Company provides its customers with an integrated approach to enhanced data and voice network services. The Company has designed its core processes to streamline provisioning, billing, network management and customer service, and has incorporated operational support systems that implement such processes into its network offerings. Among other things, these systems provide single-point-of-contact customer service and facilitate electronic exchanges of information with other network providers where possible. The Company is designing its systems to be compatible with voice over packet technologies such as voice over IP as such technologies are refined in the industry.

     To date, the Company has experienced significant operating and net losses and negative cash flow from operations and expects that operating and net losses and negative operating cash flow will continue for at least the next several years and will increase significantly as the Company implements its growth strategy of expanding into other cities. See "Risk Factors--

Limited History of Operations; Negative Cash Flow and Operating Losses," "--Substantial Leverage; Ability to Service Indebtedness" and "--Significant Capital Requirements." The Company expects to achieve positive operating margins over time by increasing the number of customers and increasing the products and services it can provide its customers. The Company expects that operating and net losses and negative operating cash flow will increase significantly as the Company implements its growth strategy of expanding its operations. See "--Liquidity and Capital Resources."

     REVENUE

     The Company currently offers a broad array of telecommunications services, including data connectivity, high speed Internet access, LAN/WAN connectivity, web hosting, e-commerce and system integration services, as well as switch-based local and long distance telephone services. The Company intends to generate near-term revenue by replacing basic services currently provided by ILECs, IXCs and CLECs, including local, long distance and other voice services, dedicated access lines and commercial Internet access, as well as from advanced network services provided to select customers. The Company believes that it is positioned to generate additional revenue by providing advanced network services to a broader market as the demand for such services grows. The Company currently prices services, such as local and long distance services, which are directly comparable to its competitors' offerings, below prevailing market rates to build market share. The Company believes that its initial networks in Orange County and Los Angeles County will allow it to provide services to a market that includes approximately one million commercial access lines.

     The Company employs a market segmentation strategy, which involves tailoring service offerings, sales and marketing techniques and network deployment to meet the different needs of prime commercial, basic commercial and wholesale customers. For prime commercial customers (businesses with sophisticated communications needs), the Company utilizes a consultative selling approach that involves a systematic assessment of each customer's telephony, Internet, data communications and video applications needs. For basic commercial customers (businesses with primarily voice and Internet needs), the Company uses direct mail, telemarketing and advertising and offers standardized product bundles consisting of local and long distance telephony and high speed Internet access. The Company also offers use of its network elements and central office functionality on a wholesale basis to other LECs, including CLECs, IXCs, ISPs and other communications providers.

     COSTS AND EXPENSES

     NETWORK DEVELOPMENT AND OPERATIONS. As the Company continues to operate and maintain its existing network and deploy additional networks, it will incur network development and operations expenses related to network central office operations and customer service, including salaries of the employees, real estate leases for central offices, access offices, co-location and other sites, costs to interconnect and terminate traffic with other network providers and network design, planning and internal project management costs.

     The Company has leveraged its substantial internal expertise with respect to engineering, network creation and business processes to design and construct a network architecture that it believes will result in enhanced product offerings and enable the Company to improve scalability, reduce operating costs and improve network profitability.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses are expected to consist primarily of product marketing, sales staff and sales support expenses, general management and administrative overhead expenses and office leases.

     Management has developed the Company's business processes with respect to customer service, billing, provisioning and network management systems based on extensive industry and engineering expertise within the Company. The Company has developed operational support systems, incorporated systems from existing external sources and retained third parties to produce systems meeting the Company's specifications to create systems that implement the Company's business processes. As with its network architecture described above, the Company believes that its systems exhibit a high degree of scalability to support network growth, flexibility to support product or technical innovation, increased reliability and reduced operational cost.

     The Company uses different sales channels to target customers within the three market segments identified by the Company. The Company uses direct sales efforts in a consultative selling approach with prime commercial customers, direct sales efforts for wholesale customers and more economical methods such as direct mail and telemarketing to target basic commercial customers. The Company is in the process of significantly expanding its sales and marketing staff.

     CAPITAL EXPENDITURES. The Company employs a demand-driven approach to network deployment. This approach is intended to minimize capital expenditure and maximize flexibility to serve the higher margin data market as demand for high speed data communication services grows. The Company connects customers to its networks through direct fiber connections, DSL or unbundled network elements licensed from the ILEC, depending on the most cost-effective connection that will support the bundle of services provided to the customer.

Results of Operations

     YEAR ENDED SEPTEMBER 30, 1998 COMPARED WITH THE YEAR ENDED
     SEPTEMBER 30, 1997

     Service revenue increased from $75,000 for the fiscal year ended September 30, 1997 to $1,078,000 for the fiscal year ended September 30, 1998, an increase of $1,003,000 or 1,337%. The increase reflects the Company's first full year of network operations. Prior to the commencement of operations of the Company's Orange County network, the Company's service revenue consisted principally of reimbursable engineering, design and construction costs associated with the design of fiber optic communications networks on a contract basis for the cities of Lakeland, Florida and Santa Clara, California. Other revenue represents royalties from the license of the Company's patent for fiber optic connectors. Royalty revenue decreased from $96,000 for the fiscal year ended September 30, 1997 to $12,000 for the fiscal year ended September 30, 1998, a decrease of $84,000 or approximately 88%. Going forward, the Company expects that revenue from sales of telephony and data products and services in Orange County and in other areas targeted for network deployment will account for substantially all of the Company's total revenue. The Company does not expect that royalty revenue from the patent license will constitute a significant portion of total revenue in the future as the Company expands its initial network rollout.

     Network development and operations expenses increased from $3,170,000 for the fiscal year ended September 30, 1997 to $6,501,000 for the fiscal year ended September 30, 1998, an increase of

$3,331,000 or approximately 105%. This increase is principally comprised of an increase of $1,740,000 in personnel costs associated with the operations and network deployment groups and increased operating costs relating to the Company's Orange County operations, $932,000 of which relates to an increase in insurance, supplies, license agreements and executory costs associated with the Anaheim agreements.

     Selling, general and administrative expenses increased from $4,725,000 for the fiscal year ended September 30, 1997 to $10,641,000 for the fiscal year ended September 30, 1998, an increase of $5,916,000 or approximately 125%. During fiscal 1998, the Company entered into separate management consulting agreements with each of Corporate Managers, LLC, an affiliate of Spectra 3, and Enron, pursuant to which the Company incurred and paid consulting fees totaling $840,000 during fiscal 1998. See "Certain Relationships and Related Transactions--Equity Investment--Management Services Agreements." Other significant factors contributing to the overall increase in selling, general and administrative expenses included an increase of approximately $1,683,000 in personnel costs associated with marketing, sales and administrative functions, an increase of approximately $1,044,000 relating to liability insurance, consulting, legal, acccounting and travel expenditures, an increase of approximately $925,000 relating to marketing and public relations expenditures and an increase of approximately $600,000 in employee recruitment and relocation costs.

     Depreciation and amortization expenses increased from $501,000 for the fiscal year ended September 30, 1997 to $2,424,000 for the fiscal year ended September 30, 1998, an increase of $1,923,000 or approximately 384%. This increase primarily relates to depreciation expense associated with equipment purchased for the Anaheim central office as well as the built and leased elements of the Company's fiber optic network and office and other equipment associated with the Company's general operations.

     Interest expense increased from $1,372,000 for the fiscal year ended September 30, 1997 to $16,898,000 for the fiscal year ended September 30, 1998, an increase of $15,526,000 or approximately 1,131%. $14,758,000 of the increase relates to interest expense associated with the Senior Notes (as defined below), inclusive of the amortization of related debt discount and deferred financing costs. The remainder of the increase relates to interest expense associated with a revolving credit facility which was terminated in April 1998 (the "Credit Facility"), inclusive of the amortization of related debt discount and deferred financing costs, and to interest expense associated with other short-term borrowings and capital leases. Interest expense incurred during fiscal 1998 and fiscal 1997 was offset by approximately $450,000 and $52,000, respectively, of capitalized interest.

     Interest income increased from $149,000 for the fiscal year ended September 30, 1997 to $6,749,000 for the fiscal year ended September 30, 1998, an increase of $6,600,000 or approximately 4,430%. The increase is attributable to the availability of additional funds from the sale of the Senior Notes, which funds have been invested in marketable securities and cash equivalents. Marketable securities consist of commercial paper with original maturities of beyond three months but less than six months. The Company has classified its marketable securities as "held to maturity," as management has the intent and ability to hold these securities to maturity.

     YEAR ENDED SEPTEMBER 30, 1997 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1996

     Service revenue decreased from $279,000 in the fiscal year ended September 30, 1996 to $75,000 in the fiscal year ended September 30, 1997, a decrease of $204,000. This decrease reflects the Company's transition from performing engineering and consulting contracts to developing its own telecommunications network. Prior to the commencement of operations of the Company's Orange County network, the Company's service revenue consisted principally of reimbursable engineering, design and construction costs associated with the design of fiber optic communications networks on a contract basis for the cities of Lakeland, Florida and Santa Clara, California. These engineering contracts were substantially complete in 1996, with only $55,000 of engineering and consulting revenue recognized in 1997, and the Company stopped bidding on new engineering contracts in order to focus on design and construction of its Orange County network. The Company's first customer for its Orange County network was brought on line in August 1997, and the Company recognized service revenue from its network operations of $20,000 in the fiscal year ended September 30, 1997. Other revenue represents royalties from the license of the Company's patent for fiber optic connectors. Royalty revenue increased from $75,000 in the fiscal year ended September 30, 1996 to $96,000 in the fiscal year ended September 30, 1997. Going forward, the Company expects that revenue from sales of telephony and data products and services in Orange County and in other areas targeted for network construction will account for substantially all of the Company's total revenue. The Company does not expect that royalty revenue from the patent license will constitute a significant portion of total revenue in the future as the Company expands its Orange County network.

     Network development and operations expenses increased from $1,708,000 in the fiscal year ended September 30, 1996 to $3,170,000 in the fiscal year ended September 30, 1997, an increase of $1,462,000 or 86%. This increase was principally comprised of increased personnel costs in the operations and engineering groups, increased operating costs for the Company's Anaheim central office and costs for equipment needed to finish a 1996 engineering project.

     Selling, general and administrative expenses increased from $2,409,000 in the fiscal year ended September 30, 1996 to $4,725,000 in the fiscal year ended September 30, 1997, an increase of $2,316,000 or 96%. This increase was principally due to increased personnel costs of sales and marketing and administrative personnel and an increase in administration expense related to rent, insurance and telephone.

     Depreciation and amortization expenses increased from $75,000 in the fiscal year ended September 30, 1996 to $501,000 in the fiscal year ended September 30, 1997, an increase of $426,000. This increase consists principally of depreciation related to the Anaheim central office and built and leased elements of the fiber optic network in Anaheim and depreciation related to office and other equipment associated with the Company's general operations.

     Interest expense increased from $27,000 in the fiscal year ended September 30, 1996 to $1,372,000 in the fiscal year ended September 30, 1997. $997,000 of the increase relates to interest expense associated with the Company's arrangements with the City of Anaheim. See "Business--Agreements with the City of Anaheim and The Irvine Company." The other principal reasons for the increase are interest expense under the Credit Facility and other short-term loans and interest expense associated with the Company's capitalized leases.

     Interest income increased from $9,000 in the fiscal year ended September 30, to $149,000 in the fiscal year ended September 30, 1997. The increase of $140,000 is a result of an increase in funds available for short-term investment as a result of funds raised from sales of preferred stock in January 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The telecommunications service business is a capital intensive business. The Company's existing operations have required and will continue to require substantial capital investment for the installation of fiber, electronics and related equipment in order to provide switched services in the Company's networks and the funding of operating losses during the start-up phase of each market. In addition, the Company's strategic plan calls for expansion into additional market areas. Such expansion will require significant additional capital for the design, development and construction of new networks and the funding of operating losses during the start-up phase of each market. The Company used $10,133,000 in cash for operating activities for the fiscal year ended September 30, 1998, compared to $7,446,000 for the fiscal year ended September 30, 1997. The increase was primarily due to an increase in the Company's activities associated with the development and initiation of switched local services in the City of Anaheim. The Company invested an additional $26,068,000 of cash in property and equipment for the fiscal year ended September 30, 1998, compared to $12,637,000 for the fiscal year ended September 30, 1997. The Company has funded substantially all of these expenditures through the private sale of equity securities, capital leases, and short and long-term debt financing.

     From its inception through September 30, 1998, the Company raised approximately $67 million from the private sale of stock. On December 30, 1997, the Company consummated a private placement of equity securities to Spectra 3 and Enron. Aggregate proceeds from this offering, exclusive of the conversion of the bridge notes, totaled approximately $26,136,000, net of offering commissions and certain other advisory fees, and were received on January 6, 1998. See "Certain Relationships and Related Transactions." The Company used $16.9 million of the net proceeds to repay amounts outstanding under the Credit Facility and other short-term debt. On April 13, 1998, the Company completed an offering of debt securities (the "Debt Offering") pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). In the Debt Offering, the Company sold 470,000 units consisting of 13% Senior Discount Notes due 2008 (the "Senior Notes") and warrants to purchase an aggregate of 3,713,094 shares of the Company's Series B Common Stock. On April 13, 1998, the Company also completed a $20 million private placement to Spectra 3 and Enron (the "Additional Equity Investment"), pursuant to the exercise of an existing option held by Spectra 3 and Enron. The aggregate net proceeds of the Debt Offering and the Additional Equity Investment were $260.7 million. The Company terminated the Credit Facility concurrently with the closing of the Debt Offering and paid the $1,000,000 termination fee pursuant to the terms thereof.

     On October 8, 1998, the Company commenced an offer to exchange (the "Exchange Offer") the Senior Notes for a new issue of 13% Senior Discount Notes due 2008, which were registered with the Securities and Exchange Commission pursuant to a Registration Statement on Form S-4 (the "Exchange Notes"). The Exchange Offer expired on November 9, 1998. Under the terms of the Exchange Offer, the Company accepted for exchange all $470,000,000 in aggregate principal amount at maturity of Senior Notes and caused the cancellation of the Senior Notes and the issuance of the Exchange Notes.

     On November 24, 1998, FirstWorld purchased all of the outstanding capital stock of Optec from ECI. Optec is a systems integrator with operations in Oregon and Washington and has approximately 90 employees in engineering, sales and operations. The Company also purchased from ECI an indefeasible right of use to fiber optic cable in a MAN serving Portland with routes connecting
Beaverton and Hillsboro, Oregon. In addition, the Company obtained rights to OC-3 level capacity on a WAN being developed by ECI that will connect up to 15 cities nationwide. The Company paid an aggregate of $18,000,000 in cash for the Optec capital stock, the indefeasible rights of use and the WAN rights. The Company also repaid at closing approximately $4,000,000 of Optec's indebtedness to ECI. FirstWorld used available cash to fund the acquisition.

     The substantial capital investment required to initiate the Company's services and the funding of the Company's initial operations has resulted in negative cash flow since the Company's inception. This negative cash flow is the result of the requirement to construct the Company's central office in Anaheim and the construction of fiber-to-the-curb clusters in anticipation of connecting revenue generating customers. The Company expects to continue to experience negative cash flow for the foreseeable future due to expansion activities associated with the development of the Company's markets. There can be no assurance that the Company will attain break-even cash flow in subsequent periods. Until sufficient cash flow is generated, the Company will be required to utilize its current and future capital resources to meet its cash flow requirements and may be required to issue additional debt and/or equity securities.

     The Company expects that its available cash will be sufficient to fund its capital plan and operations through the expansion of its planned networks throughout California, which are expected to be substantially complete by the end of 1999. As the Company pursues expansion of its network to additional areas or if the Company's available cash resources are not sufficient to fund all of the Company's operating expenses and capital expenditures, the Company will require additional capital. In addition, depending on market conditions, the Company may determine to raise additional capital from time to time. The Company may obtain additional funding through the public or private sale of debt and/or equity securities or through securing a bank credit facility.

IMPACT OF THE YEAR 2000

     The Company is continuing to determine whether its systems and its vendors' systems will require updating to continue to function properly beyond 1999. As the Company adds new features to its network it will continue to evaluate the functionality of such features beyond 1999. The Company believes that its Year 2000 problems will be less significant than competing telecommunications providers with a longer history. In other words, the Company's limited history of operations means that some of its systems are already Year 2000 compliant and are not subject to remediation. Notwithstanding this fact, the Company has made Year 2000 compliance a priority and has established a Year 2000 Project Team and a Year 2000 Executive Committee to assess and evaluate its potential Year 2000 problems. In January 1999 additional dedicated full time resources will be procured and assigned to the Year 2000 compliance project in order to complete the evaluation process and accelerate the Company's remediation efforts. Even though the Company has not yet instituted a comprehensive testing and implementation program, management believes that such a program will be implemented prior to the end of March 1999 and completed by the end of June 1999. The Company believes that its Year 2000 program will cost less than an aggregate of $1,000,000 (inclusive of internal labor, external consulting and software and hardware related costs) and will be completed in a timely manner. However, the Company's Year 2000 readiness program is an ongoing process and the estimate of costs and completion dates described above are subject to change.

    Although the Company does not expect to incur significant expenditures to upgrade its network to address Year 2000 problems, there can be no assurance that the Company will be able to identify all Year 2000 problems in its systems in advance of their occurrence or that the Company will be able to successfully remedy any problems. In addition, to the extent that the Company's suppliers, including the ILECs, IXCs and other service providers and carriers over whose networks the Company provides certain of its services, or customers fail to address Year 2000 issues in a timely and effective manner, the Company's ability to provide uninterrupted, reliable service to customers serviced through such networks may be adversely affected. Moreover, the profitability and stability of the Company's customers may be adversely affected by Year 2000 problems not related to their relationships with the Company. The expenses associated with the Company's efforts to remedy any Year 2000 problems, the expenses or liabilities to which the Company may become subject as a result of such problems or the impact of Year 2000 problems on the ability of existing or future customers to do business with the Company could have a material adverse effect on the Company's business, prospects, operating results and financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's audited consolidated financial statements at September 30, 1998 and 1997, and for each of the three years in the period ended September 30, 1998, are included in this report on Form 10-K as set forth on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective November 1996, the Company engaged Price Waterhouse LLP as the Company's independent accountants and dismissed Coopers & Lybrand L.L.P. as its independent accountants. The decision to change independent accountants was approved by the Company's Board of Directors. The reports of Coopers & Lybrand L.L.P. on the Company's financial statements for the two years ended September 30, 1995, and for the period from September 1, 1993 (inception) through September 30, 1995, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. There were no disagreements with Coopers & Lybrand L.L.P. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures during the two years ended September 30, 1995, and for the period from September 1, 1993 (inception) through September 30, 1995, and through the date of their dismissal. Coopers & Lybrand L.L.P. has not audited or reported on any financial statements subsequent to September 30, 1995. Prior to November 1996, the Company had not consulted with Price Waterhouse LLP on items which involved the Company's accounting principles or the form of audit opinion to be issued on the Company's financial statements.

                                       PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The directors and executive officers of the Company and their ages as of December 15, 1998 are as follows:

NAME                            AGE                    POSITION

Donald L. Sturm. . . . . . .     66     Chairman of the Board(1)(3)
Sheldon S. Ohringer. . . . .     41     President, Chief Executive Officer and
                                        Director(2)(3)
David Gandini. . . . . . . .     40     Executive Vice President
Marion K. Jenkins. . . . . .     45     Senior Vice President, Information
                                        Technology and Chief Information Officer
Douglas L. Kramer. . . . . .     44     Senior Vice President and Chief
                                        Technical Officer
John Lewis . . . . . . . . .     60     Senior Vice President, Network and
                                        Operations
Eric Hyde. . . . . . . . . .     41     Senior Vice President, Sales and Product
                                        Marketing
Scott M. Chase . . . . . . .     30     Senior Vice President, Corporate and
                                        Government Affairs
Dennis Mulroy. . . . . . . .     43     Vice President, Finance and
                                        Administration and Secretary
C. Kevin Garland . . . . . .     30     Director(3)(4)
Rodney Malcolm . . . . . . .     34     Director
James O. Spitzenberger . . .     54     Director(5)
John C. Stiska . . . . . . .     56     Director
Melanie Sturm. . . . . . . .     37     Director(4)

---------------
(1) Mr. Sturm resigned as President and Chief Executive Officer of the Company at the close of business on September 30, 1998 in order to allow Mr. Ohringer to assume such positions.

(2) Effective October 1, 1998, Mr. Ohringer became the Company's President and Chief Executive Officer and also became a Director of the Company. See "--Retention of New Chief Executive Officer and President."

(3)  Member of Chairman's Committee

(4)  Member of Compensation Committee

(5)  Member of Audit Committee

     DONALD L. STURM joined the Company as Chairman of the Board and President of the Company in January 1998 and served as Chief Executive Officer of FirstWorld from March 1998 through September 1998. Since December 1991,
Mr. Sturm has been a private equity investor, with interests in the telecommunications, banking and healthcare industries, among others. Mr. Sturm currently serves as chairman of the board of nine banks that he owns in the Rocky Mountain area and the midwest. Mr. Sturm was a member of the group that bought Continental Airlines ("Continental") out of bankruptcy in 1993, and currently is a significant stockholder and director of Continental. Prior to December 1991, Mr. Sturm served as Vice Chairman of Peter Kiewit Sons' Inc. ("PKS"), a construction, coal mining and telecommunications company that has made significant investments in other industries. In 1984, Mr. Sturm led PKS's $3.5 billion acquisition of The Continental Group Inc. (the "Group") and became the Group's chairman and chief executive officer, positions he held until PKS sold the Group in 1991.

While Vice Chairman of PKS, Mr. Sturm participated in decisions to invest in MFS Communications which was taken public in 1993 and sold to WorldCom in 1996 for approximately $14.4 billion. Mr. Sturm owns significant ownership interests in WorldCom and Level 3 Communications, Inc.

     SHELDON S. OHRINGER joined FirstWorld as its Chief Executive Officer and President on October 1, 1998. Prior to this time, Mr. Ohringer served in various capacities for ICG from November 1994 to September 1998, most recently as Executive Vice President-Telecom of ICG and President of ICG Telecom Group, Inc. Before working for ICG, Mr. Ohringer was Senior Vice President of Sales and Business Development for US Long Distance from May 1991 until October 1994. From May 1984 until August 1990, Mr. Ohringer held key management and executive positions with Telecom* USA, a major long distance carrier which was acquired by MCI in 1990.

     DAVID GANDINI joined FirstWorld in November 1998 as an Executive Vice President. Mr. Gandini is a 16-year telecommunications industry veteran with extensive experience building and growing young companies. Prior to joining the Company, Mr. Gandini served in various capacities at ICG Communications from February 1997 to November 1998, most recently as Senior Vice President of Wholesale Services, ICG Telecom, Inc. Mr. Gandini also served as President of ICG's long distance and IP telephony. While at ICG, he directed the build of a 166-node network, representing the largest voice/data/Internet Protocol
(IP) domestic network. Prior to joining ICG, Mr. Gandini was President of Pace Net Services from December 1995 to February 1997. Mr. Gandini was recently ranked among the top 50 most influential people in competitive long distance by Phone+, an industry trade publication.

     MARION K. JENKINS, Ph.D., joined the Company in November of 1998 as Senior Vice President of Information Technology and Chief Information Officer. Dr. Jenkins has over a decade of executive management experience in competitive telecommunications, overseeing broad operations in information systems, strategic planning, integration, sales and marketing and customer operations. His background includes positions as Vice President of Strategic Client Applications at Qwest Communications from June 1998 to November 1998, Vice President of Sales Operations at LCI International from March 1998 to June 1998, Chief Information Officer at USLD Communications from November 1996 to February 1998 and Vice President of Sales for American Telco Incorporated from January 1986 to July 1996. Prior to that Dr. Jenkins was a Senior Research Engineer at Exxon Production Research Company.

     DOUGLAS L. KRAMER joined FirstWorld in December 1998 as a Senior Vice President and Chief Technical Officer after serving in various capacities for ICG Communications' Telecom Group for the previous six years, most recently as Vice President of Network Planning. While at ICG, Mr. Kramer directed integrated planning; network, switch, Signaling System 7 ("SS7") and data planning and engineering; switch provisioning; and industry code compliance. In addition, he was responsible for developing and deploying ICG's 3,000 mile fiber based network throughout nine states and was credited with deploying the nation's largest IP network. Prior to working at ICG, Mr. Kramer directed network services for MidAmerican Communications, acquired by WorldCom in 1991. Mr. Kramer also served as a consultant for WilTel, in connection with the design and negotiation of initial SS7 network deployment with the RBOCs.

     JOHN LEWIS joined the Company in June of 1996 and has served as Senior Vice President, Network and Operations of the Company since April 1997. Prior to joining the Company, Mr. Lewis amassed significant experience in the telecommunications industry, primarily in the areas of network design, maintenance and administration. From July 1991 to September 1995, Mr. Lewis served as Executive Director of the INFOTEL project at Pacific Bell, which focused on designing Pacific Bell's future telephone operations model. Prior to joining Pacific Bell, Mr. Lewis served as General Manager of Technical Operations & Maintenance Support at AT&T Network Systems from 1984 to 1988, as General

Manager of Switching at Pacific Telephone from 1981 to 1983 and as Division Manager of Performance at New York Telephone from 1975 to 1980.

     ERIC HYDE joined the Company as Senior Vice President, Sales & Product Marketing in June 1998. Mr. Hyde has 15 years experience in product marketing, strategic planning and sales. From March 1997 to June 1998, Mr. Hyde served as Director of Customer Marketing in the Business Communications Systems Division at Lucent Technologies where he was responsible for the implementation of marketing programs for call center, telephony, video and messaging applications. From January 1994 to March 1997, Mr. Hyde served in various capacities at Ameritech, including Senior Director of Product Marketing and Integrated Solutions where he was responsible for launching wireless transport, data and voice CPE products to key accounts. From January 1983 to December 1993, Mr. Hyde held various positions with General Motors Corporation, including Director of Strategic Marketing of the North American Export Sales Division.

     SCOTT M. CHASE joined the Company in October 1998 as Senior Vice President, Corporate and Government Affairs. Prior to joining the Company, Mr. Chase worked in various capacities for ICG from March 1997 to September 1998, most recently as Vice President, Corporate Communications and Government Affairs. After graduating from the University of Colorado in 1990 and until he joined ICG in March 1997, Mr. Chase was actively involved in a number of local, state and federal electoral campaigns, including serving as the Deputy Political Director for the Colorado campaign to elect Clinton/Gore in 1992. In addition during this period, Mr. Chase also served as a senior policy and political advisor for several public officials, including U.S. Senator Tim Wirth and Roy Romer, Governor of Colorado.

     DENNIS MULROY joined the Company as Vice President, Finance and Administration in January 1997 and has served as Secretary since January 1998. From November 1993 to December 1996, Mr. Mulroy held the position of Chief Financial Officer and Vice President of Administration for River Medical Inc., a medical device company. From April 1983 to October 1993, Mr. Mulroy served as Vice President of Finance and Administration for Spectragraphics Corporation, an international computer technology company. Mr. Mulroy is a Certified Public Accountant and previously worked in that capacity for Ernst & Young.

     C. KEVIN GARLAND joined the Company as a director in January 1998. Mr. Garland has worked for Enron since January 1995. He currently serves as Vice President of Equity Investments for Enron and is responsible for overseeing minority and control investments. From June 1993 to December 1994, Mr. Garland served as senior associate in mergers and acquisitions for Parker & Parsley, an independent oil and gas company. From 1992 to April 1993, Mr. Garland worked as an analyst with Stephens Inc., an investment banking firm in Little Rock, Arkansas.

     RODNEY MALCOLM joined the Company as a director in January 1998. Mr. Malcolm has worked for Enron in Houston, Texas since September 1994 and currently serves as a Vice President with responsibilities for public power and finance. Prior to joining Enron, Mr. Malcom was a project finance banking officer at the Bank of Tokyo.

     JAMES O. SPITZENBERGER joined the Company as a director in January 1998. Since July 1996, Mr. Spitzenberger has been a private equity investor. Prior to July 1996, Mr. Spitzenberger was a Vice President of PKS, which he joined in February 1981. While at PKS, Mr. Spitzenberger served as Director of Taxation. Prior to joining PKS, Mr. Spitzenberger was a tax manager with Arthur Andersen & Co.

     JOHN C. STISKA joined the Company as a director in September 1997.
Mr. Stiska currently is Chairman of Commercial Bridge Capital, LLC, a newly formed company which will provide "bridge" financing to businesses requiring funds on a short-term basis. Mr. Stiska serves on the board of directors of several companies, including Laser Power Corporation, a publicly traded company. From February 1996 to February 1998, he served as Corporate Senior Vice President and General Manager of the Technology Applications Division of QUALCOMM Incorporated, a leading developer and manufacturer of telecommunications technology. Prior to joining QUALCOMM, he was President and then Chairman and Chief Executive Officer of Triton Group Ltd. from 1990 to 1996. Previously, Mr. Stiska practiced law for 20 years, specializing in corporate law, mergers and acquisitions and securities law. In July 1998, Mr. Stiska joined the law firm of Latham & Watkins in an of-counsel capacity.

     MELANIE STURM joined the Company as a director in January 1998. Ms. Sturm is a private equity investor and currently serves on the board of directors of MD Network, a private healthcare concern. From 1990 to 1996, Ms. Sturm served as an Investment Officer at International Finance Corporation, the private sector affiliate of the World Bank. From 1984 to 1988, Ms. Sturm worked in the Mergers & Acquisitions departments of Drexel, Burnham Lambert and Morgan Stanley.
Ms. Sturm is Donald L. Sturm's daughter.

     Donald L. Sturm, James O. Spitzenberger and Melanie Sturm were appointed to the Board of Directors as the three directors the Sturm Entities are entitled to appoint pursuant to the Securityholders Agreement. Likewise, C. Kevin Garland and Rodney Malcolm were appointed to the Board of Directors as the two directors Enron is entitled to appoint pursuant to the Securityholders Agreement.

Retention of New Chief Executive Officer and President

     The Company entered into an employment agreement on September 28, 1998 with Sheldon S. Ohringer (the "Employment Agreement"), pursuant to which Mr. Ohringer agreed to join FirstWorld as its President and Chief Executive Officer on October 1, 1998 (the "Commencement Date"). The Employment Agreement has a three year term ending on the close of business on September 30, 2001, unless terminated earlier by either party. The Employment Agreement also provides that Mr. Ohringer will be nominated to serve as a director of the Company during the term of the agreement. The Employment Agreement provides for an initial annual base salary of $200,000 and an annual cash bonus not to exceed 50% of Mr. Ohringer's base salary. In addition, to compensate Mr. Ohringer for certain benefits that he would have received from his previous employer, FirstWorld has agreed to pay Mr. Ohringer a cash payment of $4,000,000 (the "Equalization Payment") in three separate installments. The first installment of the Equalization Payment in the amount of $2,000,000 was paid on the Commencement Date, the second installment of the Equalization Payment in the amount of $1,000,000 is due and payable on October 1, 1999 and the final installment of the Equalization Payment in the amount of $1,000,000 is due and payable on October 1, 2000. Mr. Ohringer must be employed by the Company on the date an installment becomes due to be eligible to receive the installment payment unless the Company terminates Mr. Ohringer's employment other than for cause or Mr. Ohringer terminates his own employment for good reason (as defined in the Employment Agreement) prior to the installment date. In addition, Mr. Ohringer may elect to receive all or any portion of the second and third installment payments in the form of FirstWorld Series B Common Stock. If Mr. Ohringer elects to receive any of the second or third installment payments in Series B Common Stock, such stock will be valued at $5.00 and $7.50 per share, respectively.

     In addition, under the Employment Agreement, Mr. Ohringer also will be eligible for the following performance based bonuses:

     IPO BONUS. If the Company consummates a Qualified Initial Public Offering (as defined below) with a price of at least $10.00 per share (subject to adjustment upon a subdivision or combination or other adjustment in the number of outstanding shares of the Company made without the receipt of consideration to the Company after the Commencement Date) within the first 18 months after the Commencement Date, the Company will pay Mr. Ohringer a $1,000,000 cash bonus (the "IPO Bonus"). For purposes of the Employment Agreement, the term "Qualified Initial Public Offering" shall mean the Company's first underwritten initial public offering of common equity securities under the Securities Act, after the date of the Employment Agreement, with gross proceeds to the Company of at least $20,000,000, that results in such common equity securities being listed for trading on a national securities exchange or being authorized for trading on the Nasdaq National Market at such time.

     DEFERRED CASH BONUS. In addition to the IPO Bonus, Mr. Ohringer also would be entitled to receive the following additional compensation:

          (i) If the Company consummates a Qualified Initial Public Offering with a price of at least $10.00 per share (subject to adjustment upon a subdivision or combination or other adjustment in the number of outstanding shares of the Company made without the receipt of consideration to the Company after the Commencement Date) within the first 12 months after the Commencement Date, the Company will pay Mr. Ohringer a $4,207,500 cash bonus on September 30, 2001;

          (ii) If the Company consummates a Qualified Initial Public Offering with a price of at least $12.50 per share (subject to adjustment upon a subdivision or combination or other adjustment in the number of outstanding shares of the Company made without the receipt of consideration to the Company after the Commencement Date) within the first 24 months after the Commencement Date, the Company will pay Mr. Ohringer a $8,415,000 cash bonus on September 30, 2001; provided that if Mr. Ohringer earns the payment described in this paragraph (ii) he will not be entitled to receive the payment described in paragraph (i) above; and

          (iii) If the Company has a market capitalization of at least $1.2 billion (as adjusted as described below) for a period of 20 consecutive trading days during a three-year period beginning on the Commencement Date, the Company will pay Mr. Ohringer a cash payment equal to $16,830,000 minus any amounts he receives pursuant to paragraph (i) or (ii) above on September 30, 2001. Market capitalization of $1.2 billion assumes 60,000,000 fully diluted shares of Series B Common Stock and a market price of $20.00 per share, subject to adjustment. If the number of fully diluted shares of Series B Common Stock is greater than or less than 60,000,000 shares of Series B Common Stock, the target market capitalization will be proportionately adjusted; provided that the $20.00 per share market price would not be so adjusted, except to the extent required to appropriately reflect any subdivision (by any stock split, stock dividend, recapitalization or otherwise), combination (by reverse stock split or otherwise) or other adjustment in the number of outstanding shares of the Company made without the receipt of consideration to the Company after the Commencement Date.

     The foregoing payments described in paragraph (i), (ii) and (iii) above are referred to herein individually or collectively, as the "Deferred Cash Bonus." Notwithstanding the foregoing, upon a change of control (as defined in the Employment Agreement) or the termination of Mr. Ohringer's employment upon his death, by the Company without cause or voluntarily by Mr. Ohringer for good reason, any Deferred Cash Bonus previously earned by Mr. Ohringer that has not yet been paid shall be paid within 30 days of the date of termination (as defined in the Employment Agreement). In no event will the termination of Mr. Ohringer's employment (including, without limitation, termination by the Company for cause or disability (as defined in the Employment Agreement) or Mr. Ohringer's voluntary termination of his employment without good reason) affect Mr. Ohringer's right to receive the Deferred Cash Bonus earned prior to such termination.

     Mr. Ohringer also has been granted an option to purchase 2,805,000 shares of Series B Common Stock (representing an approximate 5% equity interest in the Company on a fully diluted basis) at an exercise price of $6.00 per share (subject to anti-dilution protections set forth in the Employment Agreement). The option vests (i) with respect to one-third of the shares covered by the option on the Commencement Date, (ii) with respect to one-third of the shares covered by the option on the first anniversary of the Commencement Date and
(iii) with respect to the remaining one-third of the shares covered by the option on the second anniversary of the Commencement Date. Notwithstanding the foregoing, all of the shares subject to the option shall immediately vest (i) immediately prior to a change of control, (ii) if the Company has a market capitalization of at least $1.2 billion for a period of 20 consecutive trading days during a three-year period starting on the Commencement Date or (iii) if Mr. Ohringer is terminated by the Company without cause or Mr. Ohringer voluntarily terminates his employment with the Company for good reason. Subject to certain exceptions, Mr. Ohringer has agreed to hold 40% of the shares he acquires upon exercise of the option for at least one year from the date of exercise.

     Mr. Ohringer also has been granted a right of first refusal which allows him to maintain his percentage ownership interest (assuming the exercise in full of the option described above) in the Company with respect to certain future equity issuances. This right of first refusal terminates on the earlier to occur of (i) January 31, 2004, (ii) the day immediately prior to the closing of a Qualified Initial Public Offering or (iii) the date of termination. Mr. Ohringer may also participate in the employee benefit plans generally available to FirstWorld's senior executives according to the plans' terms and conditions.

     Depending on how Mr. Ohringer's employment with FirstWorld terminates, Mr. Ohringer (or his estate) may be eligible to receive certain termination payments and Mr. Ohringer (or his family and dependents) would also be entitled to continuation of certain benefits for a specified period of time.

     Mr. Ohringer is subject to a one year covenant not to compete if his employment is terminated by the Company for cause or for disability or if Mr. Ohringer voluntarily terminates his employment without good reason.

COMMITTEES OF THE BOARD OF DIRECTORS

     CHAIRMAN'S COMMITTEE. The Board of Directors has established the Chairman's Committee consisting of Messrs. Sturm, Ohringer and Garland. The Chairman's Committee is empowered to conduct all activities that may be conducted by the Board of Directors, subject only to limitations imposed by applicable corporation law.

     COMPENSATION COMMITTEE. The Board of Directors has established a Compensation Committee consisting of Mr. Garland and Ms. Sturm. The Compensation Committee determines compensation for the Company's senior executive officers and administers the 1995 Stock Option Plan (as defined) and the 1997 Stock Option Plan (as defined).

     AUDIT COMMITTEE. The Board of Directors has established an Audit Committee with Mr. Spitzenberger as its sole member. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of the Company's internal accounting controls.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

     The Company was not subject to Section 16(a) of the Exchange Act during the fiscal year ended September 30, 1998. The Company became subject to Section 16(a) of the Exchange Act on October 8, 1998, when the Company filed a Registration Statement on Form 8-A, with respect to its Series B Common Stock.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     Directors of the Company who are also employees of the Company receive no directors' fees. One of the Company's non-employee directors, John C. Stiska, receives a retainer of $1,000 per month. All non-employee directors are reimbursed for their reasonable out-of-pocket travel expenditures. Directors of the Company are also eligible to receive grants of stock options under the Company's 1997 Stock Option Plan. Corporate Managers, LLC, a Colorado limited liability company and an affiliate of the Sturm Entities (all of which are controlled by Donald L. Sturm and in which James O. Spitzenberger and Melanie Sturm own membership interests), receives an annual management fee of $500,000 plus out of pocket expenses. C. Kevin Garland and Rodney Malcolm are officers of Enron, which receives an annual management fee of $500,000 plus out of pocket expenses. Corporate Managers, LLC and Enron receive such management fees pursuant to three-year Management Consulting Services Agreements. See "Certain Relationships and Related Transactions."

EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning the cash and non-cash compensation during the periods indicated earned by or awarded to the Chief Executive Officer and to the four other most highly compensated executive officers of the Company whose combined salary and bonus exceeded $100,000 during the fiscal year ended September 30, 1998 (the "Named Executive Officers").

                              SUMMARY COMPENSATION TABLE


                                                            ANNUAL COMPENSATION               LONG-TERM COMPENSATION AWARDS
                                                    ---------------------------------  --------------------------------------------
                                                                                                       SECURITIES
                                                                                        RESTRICTED     UNDERLYING       ALL OTHER
                                                    SALARY        BONUS   OTHER ANNUAL  STOCK AWARDS     OPTIONS       COMPENSATION
NAME AND PRINCIPAL POSITION                          ($)           ($)    COMPENSATION      ($)             (#)            ($)
---------------------------                         ------        -----   ------------  ------------   ----------     -------------
Donald L. Sturm(1) ...............................      0(2)        --         --            --               --          --
     Former Chief Executive Officer
Renney Senn ......................................    26,667        --         --            --           16,417       72,442(3)
     Former Chief Executive Officer
Robert E. Randall(4) .............................   176,667        --         --            --          116,417          --
     Former Executive Vice President, and former
     acting Chief Financial Officer
John Lewis .......................................   139,167     2,000         --            --           56,417          --
     Senior Vice President, Network and Operations
Andrew B. Taubman(5) .............................   139,167        --         --            --           46,417          --
     Former Senior Vice President, Corporate
     Finance and Development
G. Bradford Saunders(6) ..........................   139,167        --         --            --           16,417          --
     Former Senior Vice President, Project
     Development



(1) Mr. Sturm served as the Company's Chief Executive Officer from March 1998 through September 30, 1998. Effective with the close of business on September 30, 1998, Mr. Sturm resigned his position as Chief Executive Officer of the Company in order to allow Mr. Ohringer to assume such position.

(2) The Company pays annual management fees to Corporate Managers LLC, an affiliate of Mr. Sturm, pursuant to the Management Consulting Services Agreement between the Company and Corporate Managers, LLC, as amended. See "Certain Relationships and Related Transactions--Equity
     Investment--Management Services Agreements."

(3) Mr. Senn resigned from the Company in January 1998 and in connection with such resignation received $12,231 less applicable federal and state taxes for accrued vacation days. In addition, pursuant to an employee severance program adopted in connection with the Equity Investment (as defined below), the Company paid severance payments to Mr. Senn in an aggregate amount of $60,211. See "Certain Relationships and Related Transactions--Equity Investment--Employee Severance Program"

(4)  Mr. Randall resigned in December 1998.

(5)  Mr. Taubman resigned in December 1998.

(6)  Mr. Saunders resigned in October 1998.


                           OPTION GRANTS DURING FISCAL 1998

The following table sets forth information with respect to grants of stock options to each of the Named Executive Officers during the fiscal year ended September 30, 1998.

                                                                                                            POTENTIAL REALIZED
                                                                                                                VALUE AT
                                     NUMBER OF         % OF TOTAL                                           ASSUMED ANNUAL RATE
                                    SECURITIES      OPTIONS GRANTED                                            OF STOCK PRICE
                                UNDERLYING OPTIONS  TO EMPLOYEES IN   EXERCISE OR                         APPRECIATION FOR OPTION
                                      GRANTED         FISCAL YEAR      BASE PRICE                                TERM(1)
NAME                                    (#)               (%)            ($/SH)       EXPIRATION DATE         5%           10%
----                            ------------------  ---------------   ------------    ---------------        ---           ---
Donald L. Sturm...................       --                 --              --              --                 --            --
Renney Senn(2)....................   16,417               1.16            3.00            4/6/98                0             0
Robert E. Randall(3)..............   16,417               1.16            3.00           3/31/99            2,463         4,925
                                    100,000               7.04            4.50           3/31/99           22,500        45,000
John Lewis........................    6,000                .42            3.00           10/2/07           11,320        28,687
                                     10,417                .73            3.00          12/16/07           19,654        49,806
                                     40,000               2.82            4.50            6/2/08          113,201       286,874
Andrew B. Taubman(4)..............   16,417               1.16            3.00           3/11/99            2,463         4,925
                                     30,000               2.11            4.50           3/11/99            6,750        13,500
G. Bradford Saunders(5)...........   16,417               1.16            3.00            1/2/99            2,463         4,925


---------------
(1) The 5% and 10% assumed annual rate of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance that the actual stock price appreciation over the ten year option term will be at the assumed 5% or 10% levels or at any other defined level.

(2) Mr. Senn exercised the options to purchase 16,417 shares of Series B Common Stock on April 6, 1998.

(3) Mr. Randall resigned from the Company in December 1998. Pursuant to the provisions of the SpectraNet International 1997 Stock Plan, Mr. Randall has until March 31, 1999 to exercise the vested portion of the options described above.

(4) Mr. Taubman resigned from the Company in December 1998. Pursuant to the provisions of the SpectraNet International 1997 Stock Plan, Mr. Taubman has until March 11, 1999 to exercise the vested portion of the options described above.

(5) Mr. Saunders resigned from the Company in October 1998. Pursuant to the provisions of the SpectraNet International 1997 Stock Plan, Mr. Saunders has until January 2, 1999 to exercise the vested portion of the options described above.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

     The following table sets forth the information with respect to the Named Executive Officers concerning the exercise of options during fiscal year 1998 and unexercised options held as of September 30, 1998.

                      OPTIONS EXERCISED DURING FISCAL 1998

                                                            NUMBER OF SECURITIES       VALUE OF UNEXERCISED IN-THE-
                      SHARES ACQUIRED ON       VALUE       UNDERLYING UNEXERCISED            MONEY OPTIONS
                           EXERCISE          REALIZED       OPTIONS AT FY-END (#)              AT FY-END ($)(1)
NAME                         (#)               ($)        EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
----                  ------------------     --------     -------------------------    ----------------------------
Donald L. Sturm.........    --                  --                       --                             --
Renney Senn.............  16,417                0                       0/0                            0/0
Robert E. Randall.......    --                  --           16,417/100,000                 49,251/150,000
John Lewis..............    --                  --            43,617/62,800                190,251/168,000
Andrew B. Taubman.......    --                  --            36,417/60,000                159,251/210,000
G. Bradford Saunders....    --                  --            91,417/50,000                469,251/280,000

---------------
(1) Calculated by determining the difference between the fair market value of the securities underlying the options at September 30, 1998 ($6.00 per share as determined by the Board of Directors) and the exercise price of the options.


EXECUTIVE EMPLOYMENT AGREEMENTS

     The Company has employment agreements with Messrs. Sheldon S. Ohringer, David Gandini, Marion K. Jenkins, Douglas L. Kramer and Scott M. Chase.

     For a description of the Company's Employment Agreement with Sheldon S. Ohringer see "Directors and Executive Officers of the Registrant--Retention of New Chief Executive Officer and President."

     The Company's employment agreement with David Gandini provides for a term of three years from November 30, 1998 through November 29, 2001. Mr. Gandini receives a base salary of $185,000 and is eligible to receive an annual bonus of up to 40% of his base salary pursuant to the Company's Annual Bonus Plan. In addition, to compensate Mr. Gandini for certain benefits that he would have received from his previous employer, FirstWorld has agreed to pay Mr. Gandini a cash payment of $500,000 (the "Equalization Payment") in three separate installments. The first installment in the amount of $100,000 is due and payable on January 1, 1999, the second installment in the amount of $200,000 is due and payable on January 1, 2000, and the third installment in the amount of $200,000 is due and payable on January 1, 2001. Mr. Gandini must be employed by the Company on the date an installment becomes due to be eligible to receive the installment payment unless the Company terminates Mr. Gandini's employment other than for cause or Mr. Gandini terminates his own employment for good reason (as defined in the Employment Agreement) prior to the installment date. Pursuant to the terms of the employment agreement, the Company granted Mr. Gandini an option to purchase 500,000 shares of Series B Common Stock. The shares subject to the option vest in four equal increments of 125,000 shares on the first, second, third and fourth anniversaries of Mr. Gandini's start date with the Company. The shares in the first such increment have an exercise price of $6.00 per share, shares in the second such increment have an exercise price of $6.50 per share, shares in the third such increment have an exercise price of $7.00 per share and shares in the fourth such increment have an exercise price of $7.50 per share. If the Company terminates Mr. Gandini's employment during his first three years of employment without "cause" or Mr. Gandini terminates his employment with the Company for "good reason" (as each such term is defined in the employment agreement), the Company must make a severance payment to Mr.

Gandini equal to the base salary he would have received had he remained employed with the Company for the remainder of his employment term.

     The Company's employment agreement with Marion K. Jenkins provides for a term that commenced on November 9, 1998 and ends on October 31, 2000. Mr. Jenkins receives a base salary of $160,000 per year and is eligible to receive a bonus of up to 50% of his base salary under the Company's Annual Bonus Plan. Pursuant to the terms of the employment agreement, the Company granted Mr. Jenkins an option to purchase 250,000 shares of Series B Common Stock. The shares subject to the option vest in four equal increments of 62,500 shares on the first, second, third and fourth anniversaries of Mr. Jenkins' start date with the Company. The shares in the first such increment have an exercise price of $6.00 per share, shares in the second such increment have an exercise price of $6.50 per share, shares in the third such increment have an exercise price of $7.00 per share and shares in the fourth such increment have an exercise price of $7.50 per share. If the Company terminates Mr. Jenkins' employment prior to October 31, 2000 without "cause" or Mr. Jenkins terminates his employment with the Company for "good reason" (as each such term is defined in the employment agreement), the Company must make a severance payment to Mr. Jenkins equal to the base salary he would have received had he remained employed with the Company for the remainder of his employment term.

     The Company's employment agreement with Douglas L. Kramer provides for a term that commenced on December 7, 1998 and ends on December 13, 2000. Mr. Kramer receives a base salary of $135,000 per year and is eligible to receive a bonus of up to 35% of his base salary under the Company's Annual Bonus Plan. In addition, to compensate Mr. Kramer for certain benefits that he would have received from his previous employer, FirstWorld has agreed to pay Mr. Kramer a cash payment of $30,000 payable in January 1999. Pursuant to the terms of the employment agreement, the Company granted Mr. Kramer an option to purchase 100,000 shares of Series B Common Stock. The shares subject to the option vest in four equal increments of 25,000 shares on the first, second, third and fourth anniversaries of Mr. Kramer's start date with the Company. The shares in the first such increment have an exercise price of $6.00 per share, shares in the second such increment have an exercise price of $6.50 per share, shares in the third such increment have an exercise price of $7.00 per share and shares in the fourth such increment have an exercise price of $7.50 per share. If the Company terminates Mr. Kramer's employment prior to October 31, 2000 without "cause" or Mr. Kramer terminates his employment with the Company for "good reason" (as each such term is defined in the employment agreement), the Company must make a severance payment to Mr. Kramer equal to the base salary he would have received had he remained employed with the Company for the remainder of his employment term.

     The Company's employment agreement with Scott M. Chase provides for a term of two years from October 1, 1998 through September 30, 2000. Mr. Chase receives a base salary of $125,000 per year and is eligible to receive a bonus as determined by the Compensation Committee of the Board of Directors. In addition, to compensate Mr. Chase for certain benefits that he would have received from his previous employer, FirstWorld paid Mr. Chase a cash payment of $20,000 in October 1998. Mr. Chase was granted an option to purchase 100,000 shares of Series B Common Stock at an exercise price of $4.50 per share. The vesting schedule and other terms and conditions of the option are as set forth in the applicable option plan of the Company. If the Company terminates Mr. Chase's employment prior to September 30, 2000 without "cause" or Mr. Chase terminates his employment with the Company for "good reason" (as each such term is defined in the employment agreement), the Company must make a severance payment to Mr. Chase equal to the amount of base salary he would have received had he remained an employee of the Company through September 30, 2000 less any base salary paid to Mr. Chase prior to the termination of his employment for the 12 month period ending on the last day of the month preceding the month Mr. Chase's employment with the Company is terminated (or, if Mr. Chase is terminated without cause or he terminates his employment for good reason prior to October 1, 1999, the entire period of his employment).

STOCK OPTION PLANS AND STOCK PURCHASE PLANS

     STOCK OPTION PLANS

     The Company has two stock option plans currently in place: the 1995 Stock Option Plan and the 1997 Stock Option Plan.

     1995 STOCK OPTION PLAN. Under the SpectraNet International 1995 Incentive Stock Option Plan (the "1995 Stock Option Plan") the Company is authorized to issue incentive stock options ("ISOs") to acquire up to an aggregate of 1,500,000 shares of Series B Common Stock. Subject to the limitations set forth in the 1995 Stock Option Plan, the Board of Directors or a committee thereof comprised of at least three directors has the authority, subject to certain limitations, to select the employees of the Company or its subsidiaries to whom grants are made, to designate the number of shares to be covered by each option, to establish vesting schedules, and to specify other terms of the options. Generally, options vest over a four and one half year period and expire ten years from the date of grant. Options granted under the 1995 Stock Option Plan are nontransferable and expire 90 days after the termination of an optionee's employment with the Company, unless such optionee's service with the Company is terminated by death or disability, in which case such options expire six months and one year, respectively, after the optionee's employment with the Company is terminated. As of November 30, 1998, options to purchase an aggregate of 533,700 shares of Series B Common Stock at prices ranging from $.15 to $.50 were outstanding under the 1995 Stock Option Plan.

     1997 STOCK OPTION PLAN. Under the SpectraNet International 1997 Stock Plan (the "1997 Stock Option Plan") the Company is authorized to issue an aggregate of 1,500,000 options to purchase Series B Common Stock. The 1997 Stock Option Plan provides for the grants of ISOs and nonqualified stock options ("NQSOs") and the award of stock purchase rights. Subject to the terms and conditions of the 1997 Stock Option Plan and applicable law, the Board of Directors or a duly appointed committee thereof (the "Administrator") has the authority to determine, among other things, which employees, directors or consultants should be awarded options, the type of options to be awarded, the number of shares covered by option awards, the exercise price applicable to options awarded and the vesting schedule of such options. Options awarded under the 1997 Stock Option Plan are nontransferable and generally expire ten years from the date of grant. Unless otherwise indicated in the applicable stock option agreement, the vested portion of options awarded pursuant to the 1997 Stock Option Plan generally remain exercisable for three months after the termination of the optionee's service to the Company. However, if the optionee's service to the Company ends because of death or disability, unless otherwise indicated in the Stock Option Agreement, such optionee has 12 months to exercise the vested portion of his or her options. As of November 30, 1998, options to purchase an aggregate of 1,385,603 shares of Series B Common Stock at exercise prices ranging from $3.00 to $4.50 were outstanding under the 1997 Stock Option Plan.

     STOCK PURCHASE PLAN

     In September 1998, the Company adopted the 1998 Stock Purchase Plan of FirstWorld Communications (the "Stock Purchase Plan"). Under the Stock Purchase Plan, the Company may grant rights to purchase (each, a "Stock Purchase Right") an aggregate of 500,000 shares of Series B Common Stock to employees or directors of the Company. The Stock Purchase Plan allows for up to 50% of the purchase price of any stock purchased thereunder to be paid in the form of a promissory note. If the offeree elects to pay a portion of the purchase price with a promissory note, such offeree must also pledge the shares acquired with the proceeds of the promissory note to secure the promissory note. The Board or a duly appointed committee thereof has the authority under the Stock Purchase Plan to determine, among other things, the number of shares of stock that each offeree shall be entitled to purchase, the price to be paid and the period during which such offer must be accepted. In September 1998, the Company offered Stock Purchase Rights to purchase an aggregate of 300,000 shares of Series B Common Stock to 17 offerees. Prior to the stated expiration of the Stock Purchase Rights in November 1998, five employees purchased 42,250 shares of Series B Common Stock at a price of $4.50 per share. Subject to applicable laws, the Stock Purchase Plan is subject to approval of the stockholders within 12 months of its adoption.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's voting securities as of October 1, 1998, by (i) each of the Company's named executive officers and directors; (ii) the Company's executive officers and directors as a group; and (iii) stockholders known by the Company to beneficially own more than 5% of any class of the Company's voting securities. For purposes of this Form 10-K, beneficial ownership of securities is defined in accordance with the rules of the Securities and Exchange Commission and means generally the power to vote or exercise investment discretion with respect to securities, regardless of any economic interests therein. Except as otherwise indicated, the Company believes that the beneficial owners of the securities listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Unless otherwise indicated, the business address for each of the individuals or entities listed below is c/o FirstWorld Communications, Inc., 7100 E. Belleview Avenue, Suite 210, Greenwood Village, Colorado 80111.


                                                     NUMBER OF         NUMBER OF SERIES B
                                                  SERIES A COMMON         COMMON SHARES
                                                SHARES BENEFICIALLY      BENEFICIALLY
NAME                                                 OWNED(1)(2)           OWNED(1)(2)         PERCENT OF CLASS(1)
----                                             ------------------      ---------------   -----------------------

Donald L. Sturm(3) ..........................        5,000,000            15,452,849       55.57% of Common Stock
                                                                                           51.13% of Voting Stock
Enron Capital & Trade Resources Corp.(4) ....        5,000,000            11,666,666       48.43% of Common Stock
                                                                                           49.09% of Voting Stock
Kevin Garland(5) ............................                0                     0           *% of Common Stock
                                                                                               *% of Voting Stock
Rodney Malcolm(6) ...........................                0                     0           *% of Common Stock
                                                                                               *% of Voting Stock
Robert E. Randall(7) ........................                0               489,748        1.87% of Common Stock
                                                                                               *% of Voting Stock
James O. Spitzenberger(8) ...................                0                     0           *% of Common Stock
                                                                                               *% of Voting Stock
John C. Stiska(9) ...........................                0                30,000           *% of Common Stock
                                                                                               *% of Voting Stock
Melanie Sturm(10) ...........................                0                     0           *% of Common Stock
                                                                                               *% of Voting Stock
John Lewis(11) ..............................                0                56,969           *% of Common Stock
                                                                                               *% of Voting Stock
G. Bradford Saunders(12) ....................                0               136,417           *% of Common Stock
                                                                                               *% of Voting Stock
Renney Senn(13) .............................                0               882,274        3.38% of Common Stock
                                                                                               *% of Voting Stock
Sheldon S. Ohringer(14) .....................                0               935,000        3.45% of Common Stock
                                                                                               *% of Voting Stock
Andrew B. Taubman(15) .......................                0                69,938           *% of Common Stock
                                                                                               *% of Voting Stock
All directors and executive officers as a            5,000,000            17,237,338       58.42% of Common Stock
group (14 persons)(16) ......................                                              52.01% of Voting Stock


--------------------

*    Less than one percent beneficially owned

(1) In accordance with Rule 13d-3 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner o any securities of which that person has the right to acquire beneficial ownership within 60 days. More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on the total number of outstanding shares of Series A Common Stock and Series B Common Stock as of October 1, 1998 and those shares of Series A Common Stock or Series B Common Stock that may be acquired by such stockholder within 60 days of such date. Consequently, the denominator for calculating such percentage may be different for each stockholder.

(2) This table is based upon information supplied by directors, executive officers and principal stockholders. Unless otherwise indicated in the footnotes to this table, each of the stockholders named in this table has sole voting and investment power with respect to the shares shown as beneficially owned.

(3) Shares listed include: (a) 5,000,000 shares of Series A Common Stock held of record by Spectra 3; (b) 1,392,757 shares of Series B Common Stock held of record by Spectra 1; (c) 3,333,333 shares of Series B Common Stock held of record by Spectra 3; and (d) 10,726,759 shares of Series B Common Stock subject to currently exercisable warrants held of record by Spectra 1, Spectra 2 and Spectra 3. Beneficial ownership of the foregoing shares is attributable to Mr. Sturm because he is the managing member of Spectra 1, Spectra 2 and Spectra 3 and is therefore deemed to exercise voting power and investment authority with respect to the shares.

(4) Shares listed include: (a) 5,000,000 shares of Series A Common Stock held of record by Enron; (b) 3,333,333 shares of Series B Common Stock held of record by Enron; and (c) 8,333,333 shares of Series B Common Stock subject to currently exercisable warrants held of record by Enron.

(5) Excludes the securities owned by Enron described in Footnote (4) above. Mr. Garland is an officer of Enron, but disclaims beneficial ownership of the shares owned by Enron.

(6) Excludes the securities owned by Enron described in Footnote (4) above. Mr. Malcolm is an officer of Enron, but disclaims beneficial ownership of the shares owned by Enron.

(7) Shares listed include: (a) 149,999 shares of Series B Common Stock held of record by Randall Lamb Associates Profit Sharing Plan and 33,332 shares of Series B Common Stock subject to currently exercisable warrants held by Randall Lamb Associates Profit Sharing Plan; beneficial ownership of such shares is attributable to Mr. Randall because he has the power to direct the voting and investment of such shares; (b) 5,000 shares of Series B Common Stock held of record by Robert E. and Dianne Randall as custodians for Natalie Marie Ray under the California Uniform Transfers to Minors Act ("CUTMA") and 5,000 shares of Series B Common Stock held of record by Robert E. and Dianne M. Randall as custodians for Alexandra Dianne Ray under CUTMA; beneficial ownership of such shares is attributable to Mr. Randall because he is a custodian of the minor children and is therefore deemed to exercise voting power and investment authority with respect to the shares; (c) 280,000 shares of Series B Common Stock held of record by Robert E. and Dianne M. Randall as trustees of the Robert E. and Dianne M. Randall Family Trust, dated 2/3/97; beneficial ownership of such shares is attributable to Mr. Randall because he is a trustee of the Robert E. and Dianne M. Randall Family Trust and is therefore deemed to exercise voting power and investment authority with respect to the shares; and (d) 16,417 shares of Series B Common Stock subject to currently exercisable options held by Mr. Randall at an exercise price of $3.00.

(8) Excludes shares of Series A Common Stock and Series B Common Stock beneficially owned by the Sturm Entities. Mr. Spitzenberger owns 10.0%, 10.0% and 6.67% of the membership interests in Spectra 1, Spectra 2 and Spectra 3, respectively. Mr. Spitzenberger disclaims beneficial ownership of such shares.

(9) Shares listed include 15,000 shares of Series B Common Stock subject to currently exercisable options held by Mr. Stiska at an exercise price of $3.00, 5,000 shares of Series B Common Stock subject to options held by Mr. Stiska at an exercise price of $3.00 exercisable within 60 days of October 1, 1998 and 10,000 shares of Series B Common Stock held jointly by Mr. Stiska and his wife.

(10) Excludes shares of Series A Common Stock and Series B Common Stock beneficially owned by the Sturm Entities. Ms. Sturm owns 17.0%, 17.0% and 20.0% of the membership interests in Spectra 1, Spectra 2 and Spectra 3, respectively, through a revocable trust of which she is a co-trustee. Ms. Sturm disclaims beneficial ownership of such shares.

(11) Shares listed include: (a) 10,000 shares of Series B Common Stock held of record by John W. and Dorothy M. Lewis Family Trust; beneficial ownership of such shares is attributable to Mr. Lewis because he is a trustee of the John W. and Dorothy M. Lewis Family Trust and is therefore deemed to exercise voting power and investment authority with respect to the shares;
     (b) 567 shares of Series B Common Stock subject to currently exercisable warrants held by Mr. Lewis at an exercise price of $3.53; (c) 22,017 shares of Series B Common Stock subject to currently exercisable options held by Mr. Lewis at an exercise price of $3.00; and (d) 21,600 shares of Series B Common Stock subject to currently exercisable options held by Mr. Lewis at an exercise price of $.25.

(12) Shares listed include 20,000 shares of Series B Common Stock held of record by United Brice Group Ltd., a California corporation. Mr. Saunders is an officer of such corporation and has voting power and investment authority with respect to the shares. Accordingly, he may be deemed to beneficially own the shares held by such corporation. Shares listed also include 16,417 shares of Series B Common Stock subject to currently exercisable options held by Mr. Saunders at an exercise price of $3.00; 45,000 shares of Series B Common Stock subject to currently exercisable options held by Mr. Saunders at an exercise price of $.50; 30,000 shares of Series B Common Stock subject to currently exercisable options held by Mr. Saunders at an exercise price of $.25; and 10,000 shares of Series B Common Stock subject to options held by Mr. Saunders at an exercise price of $.25 exercisable within 60 days of October 1, 1998.

(13) Shares listed include 865,856 shares of Series B Common Stock held of record jointly by Mr. Senn and his wife.

(14) Shares listed include 935,000 shares of Series B Common Stock subject to currently exercisable options held by Mr. Ohringer at an exercise price of $6.00.

(15) Shares listed include: (a) 5,666 shares of Series B Common Stock subject to currently exercisable warrants held by Mr. Taubman at an exercise price of $3.53; (b) 20,000 shares of Series B Common Stock subject to currently exercisable options held by Mr. Taubman at an exercise price of $.50; and
     (c) 16,417 shares of Series B Common Stock subject to currently exercisable options held by Mr. Taubman at an exercise price of $3.00.

(16) Excludes shares held by Enron Capital & Trade Resources Corp. and Renney Senn. See notes 3, 5-12, 14 and 15.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


EQUITY INVESTMENT


     GENERAL. On December 30, 1997, the Company completed a private placement of equity securities to Spectra 3 and Enron (the "Equity Investment"). The Company issued 5,000,000 shares of newly created Series A Common Stock to each of Spectra 3 and Enron at an issue price of $3.00 per share pursuant to a Common Stock Purchase Agreement dated as of December 30, 1997 (the "Stock Purchase Agreement") by and among the Company, Enron, Spectra 3 and the holders of $405,500 in principal amount of the Company's convertible subordinated promissory notes. In addition, the Company issued an aggregate of 135,164 shares of Series A Common Stock to the holders of the convertible subordinated promissory notes upon the automatic conversion of the convertible subordinated promissory notes pursuant to the terms thereof at a conversion price of $3.00 per share. The Company also issued for no additional consideration warrants to purchase 5,000,000 shares of Series B Common Stock at $3.00 per share to each of Spectra 3 and Enron and warrants to purchase an aggregate of 135,164 shares of Series B Common Stock to the holders of the convertible subordinated promissory notes (collectively, the "Recent Equity Warrants"). Spectra 3, an entity controlled by Donald L. Sturm, was formed for the purpose of participating in the Equity Investment. Spectra 3 is an affiliate of Colorado Spectra 1, LLC ("Spectra 1") and Colorado Spectra 2, LLC ("Spectra 2"), entities that owned equity securities of the Company prior to the Equity Investment. See "Principal Stockholders." Spectra 1, Spectra 2 and Spectra 3 are referred to herein as the "Sturm Entities" and Spectra 3, Enron and the holders of the convertible subordinated promissory notes are referred to herein as the "Purchasers."

     The Stock Purchase Agreement also granted Spectra 3 and Enron, for a period of 45 days following the closing of the Equity Investment, the right to invest an additional $20,000,000 in the aggregate on the same terms and conditions applicable to their purchases of Series A Common Stock, except that any additional shares of Common Stock to be acquired would be Series B Common Stock. This option was later extended by action of a special committee of the Company's Board of Directors. Spectra 3 and Enron fully exercised their option to make an additional $20,000,000 investment concurrently with the closing of the Debt Offering.

     Substantially concurrently with the Equity Investment, the Company (i) converted the three existing classes of preferred stock into Series B Common Stock in accordance with the automatic conversion provision of its existing charter in order to simplify the Company's capital structure and eliminate the rights, preferences and privileges of the preferred stock; (ii) amended its Articles of Incorporation to substantially increase the Company's authorized capital to allow for the Equity Investment and to provide flexibility for future financings; and (iii) amended its Articles of Incorporation to designate two series of Common Stock, with the investors in the Equity Investment to receive Series A Common Stock and all existing Common Stock (including Common Stock issued upon conversion of the existing preferred stock) designated as Series B Common Stock. The Series A Common Stock and Series B Common Stock are identical in all material respects, except that the Series A Common Stock possess ten votes per share on all matters subject to a vote of stockholders while the Series B Common Stock possess one vote per share.

     The Recent Equity Warrants are exercisable by the holder thereof in whole or in part at an exercise price of $3.00 per share at any time following issuance through the first to occur of (i) the seventh anniversary of the date of issuance, (ii) the merger of the Company following which the Company's stockholders own less than 50% of the surviving entity, and (iii) the sale of all or substantially all of the Company's assets. The exercise price and number of shares subject to the Recent Equity Warrants are subject to customary anti-dilution adjustments in the event of a stock split, subdivision, combination of shares, reorganization or reclassification or in the event that dividends are paid on the Company's common stock in other securities or assets.

     INVESTOR RIGHTS AGREEMENT. In connection with the closing of the Equity Investment, the Company entered into an Amended and Restated Investor Rights Agreement which entitles the Purchasers and certain other prior investors to certain demand and piggyback registration rights. In addition, the Sturm Entities and Enron were granted rights of first refusal that permit them to maintain their respective percentage ownership interest in the Company with respect to future equity issuances. Mr. Ohringer (pursuant to the terms of his Employment Agreement), the Sturm Entities and Enron are the only entities having a right of first refusal or other preemptive right on future equity financing transactions. See "Directors and Executive Offices of the Registrant--Retention of New Chief Executive Officer and President."

     In connection with the Additional Equity Investment, the Company further amended and restated the Amended and Restated Investor Rights Agreement in order to (i) allow for, and coordinate with, the registration rights granted to the Initial Purchasers pursuant to that certain Warrant Registration Rights Agreement dated as of April 13, 1998 by and between the Company and the Initial Purchasers and (ii) to make certain other revisions to the previous iteration of the Amended and Restated Investor Rights Agreement.

     AMENDMENT TO STURM WARRANT. In connection with the Company's Series C preferred stock financing, the Company and Spectra 1 and Spectra 2 entered into a Warrant Purchase/Right to Maintain Agreement pursuant to which the Company issued and sold to Spectra 2 a warrant (the "Sturm Warrant") that was initially exercisable for 800,000 shares of Common Stock at an aggregate exercise price of $3,800,000. The Sturm Warrant contained a complex anti-dilution provision pursuant to which the number of shares purchasable could be increased significantly based upon the weighted average issuance price of equity securities issued by the Company prior to the earliest of (i) April 1, 1999,
(ii) the death of Donald L. Sturm and (iii) a public offering of securities by the Company (the "Adjustment Date"). Based upon those existing provisions, upon the closing of the Equity Investment, the Sturm Warrant would have been exercisable for approximately 2,250,000 shares of Common Stock at an aggregate exercise price of $3,800,000, and assuming exercise of the right of Spectra 3 and Enron to increase their investment by $20 million as described above would have been exercisable for approximately 2,800,000 shares of Common Stock at an aggregate exercise price of $3,800,000. The Sturm Warrant would also have continued to adjust upon future equity issuances through the Adjustment Date.

     In connection with the Equity Investment, in order to eliminate the uncertainty regarding the number of shares purchasable under the Sturm Warrant, the Company and Spectra 1 and Spectra 2 set the number of shares purchasable under the Sturm Warrant at 2,110,140 shares of Series B Common Stock with an exercise price of $1.80 per share (aggregate exercise price of approximately $3,800,000). The Sturm Warrant, as amended, is subject to customary adjustment on stock splits, stock dividends, subdivisions or combinations, but would not otherwise be subject to adjustment. In addition, Spectra 1 and Spectra 2 waived their maintenance rights provided under the Warrant Purchase/Right to Maintain Agreement. The Sturm Entities, however, continue to have a right of first refusal under the Amended and Restated Investor Rights Agreement as described above.

     BOARD OF DIRECTORS. Upon the closing of the Equity Investment, the Company's Board of Directors was reconstituted with seven directors as follows: three designees of the Sturm Entities -Donald L. Sturm, Melanie Sturm and James
O. Spitzenberger; two designees of Enron - C. Kevin Garland and Rodney Malcolm; one management representative - Robert E. Randall; and John C. Stiska, an existing director, as an independent member of the Board. Renney Senn and Robert Cerasoli resigned from the Board at this time. In addition, pursuant to the Stock Purchase Agreement within six months following the closing of the Equity Investment, the Board would be further reconstituted to consist of seven directors, three of whom would be designated by the Sturm Entities, two of whom would be designated by Enron, one of whom would be designated by the holders of Series B Common Stock and one of whom would be an independent director. The right of the Series B stockholders to elect a director is set forth in the Company's Certificate of Incorporation.

     WAIVER OF BUSINESS OPPORTUNITIES. In an effort to alleviate possible conflicts of interest among Enron, the Sturm Entities and the Company (and each of their respective affiliates) with respect to their existing and prospective businesses, the Company revised its purpose clause in Article II of its Certificate of Incorporation to provide that the Company generally may not engage in oil, natural gas, electricity, water and other energy-related business, in lieu of the general purpose clause that previously had been applicable.

     In addition to the restriction on business, the Company, the Sturm Entities and Enron entered into a Business Opportunity Agreement to address the fact that Enron and the Sturm Entities or their affiliates own, have agreements with and otherwise participate in, telecommunications businesses, and may develop, finance, acquire, enter into agreements with or otherwise participate in, such businesses in the future, including businesses that are or may become competitive with the business of the Company. In this regard,

Enron advised the Company and the Sturm Entities that (a) FirstPoint Communications, Inc. and its affiliates ("FirstPoint"), which are Enron affiliates, are engaged in the business of providing telecommunications services, and have or may from time to time develop, finance, acquire, or acquire interests in, telecommunications and related service and product companies that compete with the Company (including, without limitation, those that compete in the Company's markets in California) and (b) FirstPoint was at the time of the investment by Enron in the Company pursuing a financing, acquisition or investment opportunity in a competitor or potential competitor of the Company.

     The Business Opportunity Agreement generally provides, except to the extent expressly agreed by the parties and set forth therein, that (i) neither Enron, the Sturm Entities nor any of their respective affiliates would have any obligation to pursue any business opportunity jointly with the Company or to offer any business opportunity to the Company, and any Enron or Sturm Entity representative on the Board of Directors of the Company would have no obligation to offer any business opportunity to the Company; (ii) Enron, the Sturm Entities and their respective affiliates would be free to pursue business opportunities jointly with parties other than the Company, including opportunities that had telecommunications applications; and (iii) Enron, the Sturm Entities and their respective affiliates would be free to compete with the Company and would have no obligation to the Company to refrain from engaging in any business.

     GRANT OF EXCLUSIVE RIGHTS TO ENRON. The Business Opportunity Agreement also provides that the Company would, during an "Exclusivity Period" (as defined below), grant Enron and its affiliates the exclusive right to pursue jointly with the Company any business opportunity that includes both telecommunications and utility applications (i.e., the marketing of one or more of natural gas, electricity or water and the provision of related services, including provision of the commodity, provision of transmission, transportation or distribution, provision of financial and risk management services and products, and provision of customer care functions (e.g., meter, billing and collection functions) (the "Joint Application Opportunity")). The Exclusivity Period began on the closing of the Equity Investment and continues until the earlier of (x) the third anniversary of the date of closing of the Equity Investment or (y) the date upon which Enron and any of its affiliates hold less than 5% of the capital stock or warrants of the Company (determined on a fully-diluted basis as if all warrants or rights to acquire capital stock were exercised, and determined without reference to any voting rights). During the Exclusivity Period, the Company is obligated to provide Enron notice of any Joint Application Opportunity that the Company desires to pursue anywhere in the United States. If Enron notifies the Company that it desires to participate in the Joint Application Opportunity, then the Company cannot pursue the Joint Application Opportunity without the participation of Enron. If Enron elects not to participate in the Joint Application Opportunity, then the Company is free to pursue independently the telecommunications portion of such Joint Application Opportunity without the participation of Enron, but cannot pursue the Joint Application Opportunity with any other person (except for provision of the telecommunications portion thereof on a subcontract basis only), and Enron is free to pursue the Joint Application Opportunity (including the utility applications and/or the telecommunications applications) on its own or with any party other than the Company.

     SECURITYHOLDERS AGREEMENT. The Sturm Entities and Enron entered into a Securityholders Agreement, to which the Company is also a party, in connection with the closing of the Equity Investment. The Securityholders Agreement contains agreements among the Sturm Entities and Enron with respect to the designation, election, removal and replacement of the members of the Board of Directors of the Company other than those elected by the holders of the Company's Series B Common Stock. The Securityholders Agreement also contains agreements among the Sturm Entities and Enron (i) providing for rights of first offer with respect to certain proposed transfers of Common Stock or warrants of the

Company by any of the Sturm Entities or Enron, (ii) providing for rights to purchase the Common Stock and warrants held by a party to the Securityholders Agreement (other than the Company) that experiences a change of control or other triggering event and (iii) providing for rights to participate in certain proposed dispositions of Common Stock or warrants by any of the Sturm Entities or Enron.

     EMPLOYEE SEVERANCE PROGRAM. In connection with the Equity Investment, the Company established an employee severance program applicable to any person who was a full time employee of the Company as of December 1, 1997. The program provided that if any eligible employee was terminated by the Company without "cause" (as defined) before June 30, 1998, such employee would receive severance pay in an amount equal to (i) six months base salary for employees with the title of director, vice-president or higher, and (ii) two weeks base salary plus one week base salary for each full year of employment with the Company (with a minimum of four weeks base salary) for all other eligible employees. The Company would also pay the base share toward a terminated employee's COBRA benefits, until the employee accepts other employment for a period of up to nine months following termination. With respect to such employees with the title of director, vice-president or higher, the severance payments are subject to a payment schedule and are conditioned upon execution of a non-competition agreement. Prior to the expiration of the employee severance program on June 30, 1998, one employee received payments thereunder totaling approximately $60,000.

     TRANSACTION FEES AND EXPENSES. The Company paid the Sturm Entities and Enron a transaction fee equal to six percent of the gross amount invested by them in the Equity Investment (based upon the $30 million invested, $900,000 for the Sturm Entities and $900,000 for Enron). Spectra 3 and Enron also received the six percent transaction fee on the $20 million invested in the Additional Equity Investment ($600,000 for the Sturm Entities and $600,000 for Enron). In addition, the Company reimbursed all reasonable costs and expenses of the Sturm Entities and Enron incurred in connection with the Stock Purchase Agreement, up to a maximum of $50,000 for the Sturm Entities and $50,000 for Enron, plus the $90,000 of required filing fees under the Hart-Scott-Rodino Act.

     MANAGEMENT SERVICES AGREEMENTS. The Company executed Management Consulting Services Agreements with Corporate Managers, LLC, a Colorado limited liability company and an affiliate of the Sturm Entities, and Enron pursuant to which they will provide management services to the Company for three years following the closing of the Equity Investment for an annual management fee. Both Management Services Agreements initially provided for annual management fees of $500,000 plus out of pocket expenses. The Company amended the Management Consulting Services Agreement with Corporate Managers, LLC in March 1998 to provide for an annual management fee of $620,000 plus out of pocket expenses because Mr. Sturm had taken a more active management role with the Company than originally anticipated. On October 1, 1998, the Company further amended the Management Consulting Services Agreement to reduce the compensation payable to Corporate Mangers, LLC thereunder to $500,000 per year. This reduction was intended to reflect the reduced role Mr. Sturm is expected to take effective with the retention of Mr. Ohringer as the Company's new Chief Executive Officer and President. Corporate Managers, LLC and Enron each has the right in its discretion to terminate its Management Consulting Services Agreement with the Company.

LEGAL MATTERS

     John C. Stiska, one of the Company's directors, accepted an of-counsel position with Latham & Watkins in July 1998. Latham & Watkins provides legal services to the Company.

                                       PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                                PAGE
                                                                                                               NUMBER
                                                                                                               ------
     (a)  DOCUMENTS FILED AS PART OF THE REPORT:

  Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-2

  Consolidated Balance Sheets at September 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . .     F-3

  Consolidated Statements of Operations for each of the three years in the period ended September 30, 1998 .     F-4

  Consolidated Statements of Stockholders' Equity (Deficit) for each of the three years in the period ended
    September 30, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-5

  Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 1998 .     F-6

  Notes to Consolidated Financial Statements.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-7

FINANCIAL STATEMENT SCHEDULE:

  Schedule II - Valuation and Qualifying Accounts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-27


     Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included herein.

     (c)  Exhibits


      EXHIBIT
        NO.       DESCRIPTION
      -------     ------------

         3.1      Form of Certificate of Incorporation, as amended. (2)

         3.2      Form of Bylaws, as amended. (2)

         4.1 Indenture dated as of April 13, 1998 between the Registrant and The Bank of New York. (1)

         4.2      Form of 13% Senior Discount Notes due 2008 and schedule of 13%
                  Senior Discount Notes due 2008. (1)

         4.3 Registration Rights Agreement dated as of April 13, 1998 among the Registrant and the Initial Purchasers. (1)

         10.1 Form of Indemnification Agreement entered into by the Registrant and each of its executive officers and directors and schedule listing all executive officers and directors who have executed an Indemnification Agreement. (2)

         10.2     1995 Stock Option Plan and related form of option agreement.
                  (1)

         10.3     1997 Stock Option Plan and related form of option agreement.
                  (1)

         10.4     Warrant Agreement dated as of April 13, 1998 among the
                  Registrant and the Initial Purchasers and related form of warrant attached thereto. (1)

         10.5     Warrant Registration Rights Agreement dated as of April 13,
                  1998 among the Registrant and the Initial Purchasers. (1)

         10.6 Common Stock Purchase Agreement dated as of December 30, 1997 among the Registrant, Colorado Spectra 3, LLC, Enron Capital &
                  Trade Resources Corp. and the holders of $405,000 in principal amount of the Company's convertible subordinated promissory notes. (1)

         10.7     First Amendment to Common Stock Purchase Agreement dated as of
                  February 9, 1998 among the Registrant, Colorado Spectra 3, LLC and Enron Capital & Trade Resources Corp. (1)

         10.8     Amended and Restated Investor Rights Agreement dated as of
                  April 13, 1998 among the Registrant and the Investors set forth therein. (1)

         10.9 Securityholders Agreement dated as of December 30, 1997 among the Registrant, Enron Capital & Trade Resources Corp.,
                  Colorado Spectra 1, LLC, Colorado Spectra 2, LLC and Colorado
                  Spectra 3, LLC. (1)

         10.10 Business Opportunity Agreement dated as of December 30, 1997 among the Registrant, Enron Capital & Trade Resources Corp.,
                  Colorado Spectra 1, LLC, Colorado Spectra 2, LLC and Colorado
                  Spectra 3, LLC. (1)

         10.11    Management Consulting Services Agreement dated as of December
                  30, 1997, as amended by that First Amendment to Management
                  Consulting Services Agreement dated as of March 17, 1998, between the Registrant and Corporate Managers, LLC. (1)

         10.12    Management Consulting Services Agreement dated as of December
                  30, 1997 between the Registrant and Enron Trade & Capital
                  Resources Corp. (1)

         10.13 Form of Warrant to Purchase Series B Common Stock and schedule listing all holders of such warrants entitled to purchase a number of shares of Series B Common Stock equal to or greater than 1% of the Company's common stock outstanding as of May
                  31, 1998. (1)

         10.14 Warrant to Purchase 2,110,140 shares of Series B Common Stock issued to Colorado Spectra 2, LLC on December 30, 1997 (1)

         10.15    Agreement for Use of Operating Property dated as of February
                  25, 1997 between FirstWorld Anaheim and the City of Anaheim.
                  (1)

         10.16 Universal Telecommunications System Participation Agreement dated as of February 25, 1997



      EXHIBIT
        NO.       DESCRIPTION
      -------     ------------

                  among the Registrant, FirstWorld Anaheim and the City of Anaheim. (1)

         10.17    Development Fee Agreement dated as of February 25, 1997
                  between the Registrant and the City of Anaheim. (1)

        *10.18 Agreement for Lease of Telecommunications Conduit dated as of March 5, 1998 between FirstWorld Orange Coast and The
                  Irvine Company. (3)

        *10.19    Telecommunications System License Agreement dated as of
                  March 5, 1998 between FirstWorld Orange Coast and The Irvine
                  Company. (3)

         10.20    Office Lease for Genesee Executive Plaza dated as of September
                  4, 1996 between Talcott Realty I Limited Partnership and the
                  Registrant. (1)

         10.21 Standard Industrial/Commercial Single-Tenant Lease-Gross dated as of August 26, 1996 between Scope Development and FirstWorld
                  Anaheim. (1)

         10.22    SpectraNet International Founders' Sale Agreement. (2)

         10.23    System Acquisition Agreement. (2)

         10.24    Employment Agreement between the Registrant and Sheldon S.
                  Ohringer. (3)

         10.25    Stock Option Agreement between the Registrant and Sheldon S.
                  Ohringer.

         10.26    Employment Agreement between the Registrant and Scott Chase.

         10.27    Employment Agreement between the Registrant and Marion K.
                  Jenkins.

         10.28    Employment Agreement between the Registrant and David Gandini.

         10.29    Employment Agreement between the Registrant and Doug Kramer.

         10.30    Lease between the Registrant and The Prudential Insurance
                  Company of America.

         10.31    First Amendment to Lease (Genesee Executive Plaza) dated as of
                  July 31, 1998 between Arden Realty Limited Partnership
                  (successor in interest to Talcott Realty I Limited
                  Partnership) and the Registrant.

         10.32 Second Amendment to Management Consulting Services Agreement, dated as of October 1, 1998, by and between the Registrant and Corporate Managers, LLC.

         10.33    First Amendment to Amended and Restated Investor Rights
                  Agreement, dated as of September 28, 1998, among the Registrant, Enron Capital & Trade Resources Corp., Colorado
                  Spectra 1, LLC, Colorado Spectra 2, LCC and Colorado
                  Spectra 3, LLC.

         12.1     Computation of Ratio of Earnings to Fixed Charges.

         16.1     Letter Regarding Change in Certifying Accountant. (2)

         21.1     Subsidiaries of the Registrant. (2)

         23.1     Consent of PricewaterhouseCoopers LLP.

         24.1     Power of Attorney (included on signature page hereof).

         27.1     Financial Data Schedule.


----------------

* Portions of this exhibit have been omitted pursuant to an order granting confidential treatment filed with the Securities and Exchange Commission

(1) Incorporated herein by reference to the Registrant's Registration Statement on Form S-4 (No. 333-57829) filed with the Securities and Exchange Commission on June 26, 1998.

(2) Incorporated herein by reference to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (No. 333-57829) filed with the Securities and Exchange Commission on August 24, 1998.

(3) Incorporated herein by reference to Amendment No. 2 to the Registrant's Registration Statement on Form S-4 (No. 333-57829) filed with the Securities and Exchange Commission on October 8, 1998.

(b)  REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed by the Company during the fourth quarter of the fiscal year ended September 30, 1998.

(c)  EXHIBITS

     The exhibits required by this Item are listed under Item 14(a)(3).

(d)  FINANCIAL STATEMENT SCHEDULES

     The consolidated financial statement schedules required by this Item are listed under Item 14(a)(2).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 22, 1998       FIRSTWORLD COMMUNICATIONS, INC.


                               By:  /s/ SHELDON S. OHRINGER
                                    -----------------------
                                    Name: Sheldon S. Ohringer
                                    Title: President, Chief Executive Officer,
                                    acting Chief Financial Officer and Director


                               POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Sheldon S. Ohringer, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue thereof.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Name               Title                                 Date

/s/ SHELDON S. OHRINGER      President, Chief Executive        December 22, 1998
-----------------------      Officer, acting Chief Financial
    Sheldon S. Ohringer      Officer and Director (Principal
                             Executive Officer and Principal
                             Financial Officer)

/s/ DENNIS M. MULROY         Vice President, Finance and       December 22, 1998
--------------------         Administration (Principal
    Dennis M. Mulroy         Accounting Officer)

/s/ DONALD L. STURM          Chairman of the Board of          December 22, 1998
-------------------          Directors
    Donald L. Sturm

/s/ C. KEVIN GARLAND         Director                          December 22, 1998
--------------------
    C. Kevin Garland

/s/ RODNEY MALCOLM           Director                          December 22, 1998
------------------
    Rodney Malcolm

/s/ JAMES O. SPITZENBERGER   Director                          December 22, 1998
--------------------------
    James O. Spitzenberger

/s/ MELANIE STURM            Director                          December 22, 1998
-----------------
    Melanie Sturm

/s/ JOHN C. STISKA           Director                          December 22, 1998
------------------
    John C. Stiska


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                PAGE
                                                                                                               ---------
FINANCIAL STATEMENTS:


  Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-2

  Consolidated Balance Sheets at September 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . .     F-3

  Consolidated Statements of Operations for each of the three years in the period ended September 30, 1998 .     F-4

  Consolidated Statements of Stockholders' Equity (Deficit) for each of the three years in the period ended
    September 30, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-5

  Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 1998 .     F-6

  Notes to Consolidated Financial Statements.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-7

FINANCIAL STATEMENT SCHEDULE:

  Schedule II - Valuation and Qualifying Accounts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-27


                          REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of FirstWorld Communications, Inc. (formerly SpectraNet International)

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of FirstWorld Communications, Inc. (formerly SpectraNet International) and its subsidiaries at September 30, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

San Diego, California
December 11, 1998

FIRSTWORLD COMMUNICATIONS, INC.
(formerly SpectraNet International)

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                        SEPTEMBER 30,
                                                                                  1998                1997
                                                                            -----------------   ------------------
ASSETS

Current assets:
   Cash and cash equivalents                                                     $72,039,498             $536,275
   Restricted cash                                                                         -               50,000
   Marketable securities                                                         165,591,010                    -
   Interest receivable                                                             3,016,623                    -
   Accounts receivable, net of allowance for doubtful accounts of
      $9,765 and $0                                                                  493,393               72,567
   Prepaid expenses                                                                  305,834              100,442
   Other current assets                                                               10,453               14,709
                                                                            -----------------   ------------------

        Total current assets                                                     241,456,811              773,993

Property and equipment, net                                                       44,020,418           20,331,353
Deferred financing costs, net of accumulated amortization
   of $429,818 and $60,872                                                         8,217,102            4,067,932
Other assets                                                                         411,026              147,812
                                                                            -----------------   ------------------

                                                                               $ 294,105,357         $ 25,321,090
                                                                            -----------------   ------------------
                                                                            -----------------   ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                             $  6,611,380           $2,483,793
   Accrued interest                                                                  546,416              569,816
   Accrued employee costs                                                            221,785              205,012
   Other accrued expenses                                                            694,398              113,266
   Short-term borrowings, net of discount                                                  -              401,262
   Current portion of long-term debt                                                  30,070                8,446
   Current portion of capital lease obligations                                      787,874              311,166
                                                                            -----------------   ------------------

        Total current liabilities                                                  8,891,923            4,092,761

Long-term debt, net of discount                                                  249,725,538           11,756,283
Convertible bridge notes                                                                   -              405,500
Capital lease obligations                                                          6,114,509            6,801,926
                                                                            -----------------   ------------------

        Total liabilities                                                        264,731,970           23,056,470
                                                                            -----------------   ------------------

Commitments (Notes 7, 8 and 14)                                                            -                    -

Stockholders' equity:
   Preferred stock, no par value, 5,160,335 shares authorized at September 30,
      1997:
        Series C, convertible, voting, 2,600,000 shares issued and
           outstanding                                                                     -           12,279,362
        Series B, convertible, voting, 2,016,638 shares issued and
           outstanding                                                                     -            3,670,060
        Series A, convertible, non-voting, 118,667 shares issued and
           outstanding                                                                     -              395,162
   Preferred stock, $.0001 par value, 10,000,000 shares authorized at
      September 30, 1998; no shares designated, issued or outstanding                      -                    -
   Common stock, voting, no par value, 15,000,000 shares authorized
      at September 30, 1997; 3,262,900 shares issued and outstanding                       -            (226,984)
   Common stock, voting, $.0001 par value, 100,000,000 shares authorized at September 30, 1998:
        Series A, 10,135,164 shares designated; 10,135,164 shares
           issued and outstanding                                                      1,014                    -
        Series B, 89,864,836 shares designated; 15,929,708 shares
           issued and outstanding                                                      1,591                    -
   Additional paid-in capital                                                     45,617,220                    -
   Warrants                                                                       31,963,295            1,000,960
   Stockholder receivables                                                           (96,500)             (96,500)
   Accumulated deficit                                                           (48,113,233)         (14,757,440)
                                                                            -----------------   ------------------

        Total stockholders' equity                                                29,373,387            2,264,620
                                                                            -----------------   ------------------

                                                                               $ 294,105,357         $ 25,321,090
                                                                            -----------------   ------------------
                                                                            -----------------   ------------------

            See accompanying notes to consolidated financial statements

FIRSTWORLD COMMUNICATIONS, INC.
(formerly SpectraNet International)

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                         YEAR ENDED SEPTEMBER 30,
                                                          --------------------------------------------------------
                                                               1998                1997                1996
Service revenue                                                $1,078,288            $ 75,118            $279,483
Other revenue                                                      12,373              95,715              75,000
                                                          ----------------    ----------------    ----------------
                                                                1,090,661             170,833             354,483
                                                          ----------------    ----------------    ----------------

Costs and expenses:
   Network development and operations                           6,501,105           3,169,854           1,708,416
   Selling, general and administrative expenses                10,641,312           4,724,649           2,409,442
   Depreciation and amortization                                2,424,466             501,354              75,258
                                                          ----------------    ----------------    ----------------
                                                               19,566,883           8,395,857           4,193,116
                                                          ----------------    ----------------    ----------------

Loss from operations                                          (18,476,222)         (8,225,024)         (3,838,633)

Other income (expense):
   Interest expense                                           (16,898,271)         (1,372,377)            (26,517)
   Interest income                                              6,749,367             149,243               8,958
                                                          ----------------    ----------------    ----------------

Loss before extraordinary item                                (28,625,126)         (9,448,158)         (3,856,192)

Extraordinary item - extinguishment of debt
   (Notes 4 and 5)                                             (4,730,667)           (104,680)                  -
                                                          ----------------    ----------------    ----------------

Net loss                                                     $(33,355,793)       $ (9,552,838)      $  (3,856,192)
                                                          ----------------    ----------------    ----------------
                                                          ----------------    ----------------    ----------------

            See accompanying notes to consolidated financial statements

FIRSTWORLD COMMUNICATIONS, INC.
(formerly SpectraNet International)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
-------------------------------------------------------------------------------


                                                        SERIES A                        SERIES B
                                                      COMMON STOCK                    COMMON STOCK              ADDITIONAL
                                             ------------------------------  -------------------------------      PAID-IN
                                                SHARES           AMOUNT         SHARES            AMOUNT          CAPITAL
                                             -------------   --------------  -------------    --------------  ---------------
 BALANCE AT OCTOBER 1, 1995                             -              $ -              -               $ -              $ -

 Issuance of Series B preferred stock

 Issuance of Series B preferred stock for settlement of notes payable and for consulting services

 Repurchase of Series A preferred stock

 Issuance of Series B preferred stock for property and equipment

 Issuance of common stock for notes receivable

 Exercise of options to purchase common stock for shareholder notes receivable

 Net loss for 1996
                                             -------------   --------------  -------------    --------------  ---------------

 BALANCE AT SEPTEMBER 30, 1996                          -                -              -                 -                -

 Cancellation of shareholder notes receivable for common stock repurchase

 Repayment of shareholder notes receivable

 Issuance of Series C preferred stock with warrants to purchase 520,000 shares of common stock, net of issuance costs of $704,638

 Issuance of common stock warrants as finders fees

 Issuance of common stock warrant for cash

 Exercise of options and warrants to purchase common stock

 Issuance of common stock warrants with debt

 Net loss for 1997
                                             -------------   --------------  -------------    --------------  ---------------

 BALANCE AT SEPTEMBER 30, 1997                          -                -              -                 -                -

 Exercise of options to purchase common stock -
    October 1997 to December 1997                       -                -              -                 -                -

 Issuance of Series A common stock with warrants to purchase 10,135,164 shares of Series B common stock, net of offering costs of
    $3,863,691                                 10,135,164       16,913,809              -                 -                -

 Conversion of Series C preferred stock, Series B preferred stock, Series A preferred stock and common stock to Series B common stock as follows:

       Series C preferred stock; conversion ratio of
         1.39:1, including anti-dilutive adjustments    -                -      3,621,120        12,279,362                -

       Series B preferred stock and common stock;
         conversion ratio of 1:1                        -                -      5,545,638         3,486,426                -

       Series A preferred stock; conversion ratio
         of 1:10                                        -                -         11,867           395,162                -

 Issuance of Series B common stock with warrants to purchase 6,666,666 shares of
    Series B common stock, net of offering costs of
    $1,800,000                                          -                -      6,666,666        12,466,665                -

 Issuance of warrants to purchase 3,713,094 shares
    of Series B common stock in connection with the
    issuance of 13% Senior Discount Notes               -                -              -                 -                -

 Exercise of options to purchase Series B common
    stock                                               -                -         67,917            55,901                -

 Establishment of $.0001 par value for Series A and
    B common stock in connection with Delaware
    reincorporation                                     -      (16,912,795)             -       (28,681,925)      45,594,720

 Exercise of options to purchase Series B common                                   16,500                 -           22,500
    stock - post Delaware reincorporation

 Net loss for 1998                                      -                -              -                 -                -
                                             -------------   --------------  -------------    --------------  ---------------

 BALANCE AT SEPTEMBER 30, 1998                 10,135,164          $ 1,014     15,929,708           $ 1,591     $ 45,617,220
                                             -------------   --------------  -------------    --------------  ---------------
                                             -------------   --------------  -------------    --------------  ---------------


                                                                                          SERIES C
                                                                                        CONVERTIBLE
                                                                                      PREFERRED STOCK
                                                                              ------------------------------
                                                                                  SHARES           AMOUNT
                                                                              -------------   --------------
 BALANCE AT OCTOBER 1, 1995                                                               -               -

 Issuance of Series B preferred stock

 Issuance of Series B preferred stock for settlement of notes payable and for consulting services

 Repurchase of Series A preferred stock

 Issuance of Series B preferred stock for property and equipment

 Issuance of common stock for notes receivable

 Exercise of options to purchase common stock for shareholder notes receivable

 Net loss for 1996
                                                                              -------------   --------------

 BALANCE AT SEPTEMBER 30, 1996                                                            -               -

 Cancellation of shareholder notes receivable for common stock repurchase

 Repayment of shareholder notes receivable

 Issuance of Series C preferred stock with warrants to purchase 520,000 shares of common stock, net
    of issuance costs of $704,638                                                2,600,000       12,279,362

 Issuance of common stock warrants as finders fees

 Issuance of common stock warrant for cash

 Exercise of options and warrants to purchase common stock

 Issuance of common stock warrants with debt

 Net loss for 1997
                                                                              -------------   --------------

 BALANCE AT SEPTEMBER 30, 1997                                                    2,600,000      12,279,362

 Exercise of options to purchase common stock -
    October 1997 to December 1997                                                         -               -

 Issuance of Series A common stock with warrants to purchase 10,135,164 shares of Series B common stock, net of offering costs of
    $3,863,691                                                                            -               -

 Conversion of Series C preferred stock, Series B preferred stock, Series A preferred stock and common stock to Series B common stock as follows:

       Series C preferred stock; conversion ratio of
         1.39:1, including anti-dilutive adjustments                             (2,600,000)    (12,279,362)

       Series B preferred stock and common stock;
         conversion ratio of 1:1                                                         -               -

       Series A preferred stock; conversion ratio
         of 1:10                                                                         -               -

 Issuance of Series B common stock with warrants to purchase 6,666,666 shares
    Series B common stock, net of offering costs of
    $1,800,000                                                                           -               -

 Issuance of warrants to purchase 3,713,094 shares
    of Series B common stock in connection with the
    issuance of 13% Senior Discount Notes                                                -               -

 Exercise of options to purchase Series B common
    stock                                                                                -               -

 Establishment of $.0001 par value for Series A and
    B common stock in connection with Delaware
    reincorporation                                                                      -               -

 Exercise of options to purchase Series B common stock - post Delaware reincorporation

 Net loss for 1998                                                                       -               -
                                                                              -------------   --------------

 BALANCE AT SEPTEMBER 30, 1998                                                           -             $ -
                                                                              -------------   --------------
                                                                              -------------   --------------


                                                                                          SERIES B
                                                                                        CONVERTIBLE
                                                                                      PREFERRED STOCK
                                                                              ------------------------------
                                                                                 SHARES          AMOUNT
                                                                              -------------   --------------
 BALANCE AT OCTOBER 1, 1995                                                         837,667      $1,256,502

 Issuance of Series B preferred stock                                             1,142,304       2,355,226

 Issuance of Series B preferred stock for settlement
    of notes payable and for consulting services                                     33,334         50,000

 Repurchase of Series A preferred stock

 Issuance of Series B preferred stock for property
    and equipment                                                                     3,333          8,332

 Issuance of common stock for notes receivable

 Exercise of options to purchase common stock for shareholder notes receivable

 Net loss for 1996
                                                                              -------------   --------------

 BALANCE AT SEPTEMBER 30, 1996                                                    2,016,638      3,670,060

 Cancellation of shareholder notes receivable for common stock repurchase

 Repayment of shareholder notes receivable

 Issuance of Series C preferred stock with warrants to purchase 520,000 shares of common stock, net of issuance costs of $704,638

 Issuance of common stock warrants as finders fees

 Issuance of common stock warrant for cash

 Exercise of options and warrants to purchase common stock

 Issuance of common stock warrants with debt

 Net loss for 1997
                                                                              -------------   --------------

 BALANCE AT SEPTEMBER 30, 1997                                                    2,016,638      3,670,060

 Exercise of options to purchase common stock -
    October 1997 to December 1997                                                         -              -

 Issuance of Series A common stock with warrants to purchase 10,135,164 shares of Series B common stock, net of offering costs of
    $3,863,691                                                                            -              -

 Conversion of Series C preferred stock, Series B preferred stock, Series A preferred stock and common stock to Series B common stock as follows:

       Series C preferred stock; conversion ratio of
         1.39:1, including anti-dilutive adjustments                                      -              -

       Series B preferred stock and common stock;
         conversion ratio of 1:1                                                 (2,016,638)    (3,670,060)

       Series A preferred stock; conversion ratio
         of 1:10                                                                          -              -

 Issuance of Series B common stock with warrants to purchase 6,666,666 shares
    Series B common stock, net of offering costs of
    $1,800,000                                                                            -              -

 Issuance of warrants to purchase 3,713,094 shares
    of Series B common stock in connection with the
    issuance of 13% Senior Discount Notes                                                 -              -

 Exercise of options to purchase Series B common
    stock                                                                                 -              -

 Establishment of $.0001 par value for Series A and
    B common stock in connection with Delaware
    reincorporation                                                                       -              -

 Exercise of options to purchase Series B common stock - post Delaware reincorporation

 Net loss for 1998                                                                        -              -
                                                                              -------------   --------------

 BALANCE AT SEPTEMBER 30, 1998                                                            -            $ -
                                                                              -------------   --------------
                                                                              -------------   --------------

                                                                                     SERIES A
                                                                                    CONVERTIBLE
                                                                                  PREFERRED STOCK              COMMON STOCK
                                                                             -------------------------  ---------------------------
                                                                                SHARES        AMOUNT        SHARES        AMOUNT
                                                                             -----------  ------------  ------------  -------------
 BALANCE AT OCTOBER 1, 1995                                                     127,601     $ 424,912     2,520,000     $ (402,101)

 Issuance of Series B preferred stock

 Issuance of Series B preferred stock for settlement of notes payable and for consulting services

 Repurchase of Series A preferred stock

 Issuance of Series B preferred stock for property and equipment

 Issuance of common stock for notes receivable                                                              396,000         99,000

 Exercise of options to purchase common stock for
    shareholder notes receivable                                                                            330,000         74,167

 Net loss for 1996
                                                                             -----------  ------------  ------------  -------------

 BALANCE AT SEPTEMBER 30, 1996                                                  118,667       395,162     3,246,000       (228,934)

 Cancellation of shareholder notes receivable for
    common stock repurchase                                                                                 (90,000)       (22,500)

 Repayment of shareholder notes receivable

 Issuance of Series C preferred stock with warrants to purchase 520,000 shares of common stock, net of issuance costs of $704,638

 Issuance of common stock warrants as finders fees

 Issuance of common stock warrant for cash

 Exercise of options and warrants to purchase
    common stock                                                                                            106,900         24,450

 Issuance of common stock warrants with debt

 Net loss for 1997
                                                                             -----------  ------------  ------------  -------------

 BALANCE AT SEPTEMBER 30, 1997                                                  118,667       395,162     3,262,900       (226,984)

 Exercise of options to purchase common stock -
    October 1997 to December 1997                                                     -             -       266,100         43,350

 Issuance of Series A common stock with warrants to purchase 10,135,164 shares of Series B common stock, net of offering costs of
    $3,863,691                                                                        -             -             -              -

 Conversion of Series C preferred stock, Series B preferred stock, Series A preferred stock and common stock to Series B common stock as follows:

       Series C preferred stock; conversion ratio of
         1.39:1, including anti-dilutive adjustments                                  -             -             -              -

       Series B preferred stock and common stock;
         conversion ratio of 1:1                                                      -             -    (3,529,000)       183,634

       Series A preferred stock; conversion ratio
         of 1:10                                                               (118,667)     (395,162)            -              -

 Issuance of Series B common stock with warrants to purchase 6,666,666 shares
    Series B common stock, net of offering costs of
    $1,800,000                                                                        -             -             -              -

 Issuance of warrants to purchase 3,713,094 shares
    of Series B common stock in connection with the
    issuance of 13% Senior Discount Notes                                             -             -             -              -

 Exercise of options to purchase Series B common
    stock                                                                             -             -             -              -

 Establishment of $.0001 par value for Series A and
    B common stock in connection with Delaware
    reincorporation                                                                   -             -             -              -

 Exercise of options to purchase Series B common stock - post Delaware reincorporation

 Net loss for 1998                                                                    -             -             -              -
                                                                             -----------  ------------  ------------  -------------

 BALANCE AT SEPTEMBER 30, 1998                                                        -           $ -             -            $ -
                                                                             -----------  ------------  ------------  -------------
                                                                             -----------  ------------  ------------  -------------



                                                                                                 Shareholder
                                                                                  Warrants       Receivables
                                                                               --------------    ------------
 BALANCE AT OCTOBER 1, 1995                                                              $ -            $ -

 Issuance of Series B preferred stock

 Issuance of Series B preferred stock for settlement of notes payable and for consulting services

 Repurchase of Series A preferred stock

 Issuance of Series B preferred stock for property and equipment

 Issuance of common stock for notes receivable                                                      (99,000)

 Exercise of options to purchase common stock for
    shareholder notes receivable                                                                    (74,167)

 Net loss for 1996
                                                                               --------------    ------------

 BALANCE AT SEPTEMBER 30, 1996                                                              -      (173,167)

 Cancellation of shareholder notes receivable for
    common stock repurchase                                                                          22,500

 Repayment of shareholder notes receivable                                                           54,167

 Issuance of Series C preferred stock with warrants to purchase 520,000 shares of common stock, net
    of issuance costs of $704,638                                                      16,000

 Issuance of common stock warrants as finders fees                                     37,200

 Issuance of common stock warrant for cash                                            200,000

 Exercise of options and warrants to purchase common stock

 Issuance of common stock warrants with debt                                          747,760

 Net loss for 1997
                                                                               --------------    ------------

 BALANCE AT SEPTEMBER 30, 1997                                                      1,000,960       (96,500)

 Exercise of options to purchase common stock -
    October 1997 to December 1997                                                           -             -

 Issuance of Series A common stock with warrants to purchase 10,135,164 shares of Series B common stock, net of offering costs of
    $3,863,691                                                                      9,628,000             -
 Conversion of Series C preferred stock, Series B preferred stock, Series A preferred stock and common stock to Series B common stock as follows:

       Series C preferred stock; conversion ratio of                                        -             -
         1.39:1, including anti-dilutive adjustments

       Series B preferred stock and common stock;
         conversion ratio of 1:1                                                            -             -

       Series A preferred stock; conversion ratio
         of 1:10                                                                            -             -

 Issuance of Series B common stock with warrants to purchase 6,666,666 shares
    Series B common stock, net of offering costs of
    $1,800,000                                                                      6,333,335             -

 Issuance of warrants to purchase 3,713,094 shares
    of Series B common stock in connection with the
    issuance of 13% Senior Discount Notes                                          15,001,000             -

 Exercise of options to purchase Series B common
    stock                                                                                   -             -

 Establishment of $.0001 par value for Series A and
    B common stock in connection with Delaware
    reincorporation                                                                         -             -

 Exercise of options to purchase Series B common stock - post Delaware reincorporation

 Net loss for 1998                                                                          -             -
                                                                               --------------    ------------

 BALANCE AT SEPTEMBER 30, 1998                                                    $31,963,295     $ (96,500)
                                                                               --------------    ------------
                                                                               --------------    ------------


                                                                                                        Total
                                                                                                    Stockholders'
                                                                                    Accumulated        Equity
                                                                                      Deficit        (Deficit)
                                                                                -----------------  --------------
 BALANCE AT OCTOBER 1, 1995                                                         $ (1,348,410)      $ (69,097)

 Issuance of Series B preferred stock                                                                  2,355,226

 Issuance of Series B preferred stock for settlement
    of notes payable and for consulting services                                                          50,000

 Repurchase of Series A preferred stock                                                                  (29,750)

 Issuance of Series B preferred stock for property
    and equipment                                                                                          8,332

 Issuance of common stock for notes receivable                                                                 -

 Exercise of options to purchase common stock for
    shareholder notes receivable                                                                               -

 Net loss for 1996                                                                    (3,856,192)     (3,856,192)
                                                                                -----------------  --------------

 BALANCE AT SEPTEMBER 30, 1996                                                        (5,204,602)     (1,541,481)

 Cancellation of shareholder notes receivable for
    common stock repurchase                                                                                    -

 Repayment of shareholder notes receivable                                                                54,167

 Issuance of Series C preferred stock with warrants to purchase 520,000 shares of common stock, net
    of issuance costs of $704,638                                                                     12,295,362

 Issuance of common stock warrants as finders fees                                                        37,200

 Issuance of common stock warrant for cash                                                               200,000

 Exercise of options and warrants to purchase
    common stock                                                                                          24,450

 Issuance of common stock warrants with debt                                                             747,760

 Net loss for 1997                                                                    (9,552,838)     (9,552,838)
                                                                                -----------------  --------------

 BALANCE AT SEPTEMBER 30, 1997                                                       (14,757,440)      2,264,620

 Exercise of options to purchase common stock -
    October 1997 to December 1997                                                              -          43,350

 Issuance of Series A common stock with warrants to purchase 10,135,164 shares of Series B common stock, net of offering costs of  $3,863,691
 Conversion of Series C preferred stock, Series B preferred stock, Series A preferred stock and common stock to Series B common stock as follows:

       Series C preferred stock; conversion ratio of
         1.39:1, including anti-dilutive adjustments                                           -               -

       Series B preferred stock and common stock;
         conversion ratio of 1:1                                                               -               -

       Series A preferred stock; conversion ratio of 1:10

 Issuance of Series B common stock with warrants to purchase 6,666,666 shares
    Series B common stock, net of offering costs of
    $1,800,000                                                                                 -      18,800,000

 Issuance of warrants to purchase 3,713,094 shares
    of Series B common stock in connection with the
    issuance of 13% Senior Discount Notes                                                      -      15,001,000

 Exercise of options to purchase Series B common
    stock                                                                                      -          55,901

 Establishment of $.0001 par value for Series A and
    B common stock in connection with Delaware
    reincorporation                                                                            -               -

 Exercise of options to purchase Series B common                                                          22,500
    stock - post Delaware reincorporation

 Net loss for 1998                                                                   (33,355,793)    (33,355,793)
                                                                                -----------------  --------------

 BALANCE AT SEPTEMBER 30, 1998                                                     $ (48,113,233)   $ 29,373,387
                                                                                -----------------  --------------
                                                                                -----------------  --------------


         See accompanying notes to consolidated financial statements

FIRSTWORLD COMMUNICATIONS, INC.
(formerly SpectraNet International)

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                            YEAR ENDED SEPTEMBER 30,
                                                             -----------------------------------------------------
                                                                   1998               1997              1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $ (33,355,793)       $(9,552,838)    $ (3,856,192)
      Adjustments to reconcile net loss to net cash used
        in operating activities:
          Depreciation and amortization                             2,424,466            501,354           75,258
          Amortization of deferred financing costs                  1,203,452             60,872                -
          Amortization of debt discount                            14,571,093             58,242                -
          Non-cash interest expense                                   293,264             37,782                -
          Extraordinary loss on extinguishment of debt              3,730,667            104,680                -
          Changes in assets and liabilities:
             Restricted cash related to operating activities           50,000            (50,000)               -
             Accounts receivable                                     (420,826)            29,954         (101,771)
             Interest receivable                                   (3,016,623)                 -                -
             Other assets                                            (314,350)           (98,219)        (116,117)
             Accounts payable and accrued expenses                  4,702,092          1,462,457        1,830,947
                                                             -----------------  -----------------   --------------

               Net cash used in operating activities              (10,132,558)        (7,445,716)      (2,167,875)
                                                             -----------------  -----------------   --------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                            (26,068,310)       (12,636,918)        (908,120)
   Purchases of held-to-maturity marketable securities           (236,701,191)                 -                -
   Maturities of held-to-maturity marketable securities            71,110,181                  -                -
   Procurement of patents                                                   -             (9,827)         (15,317)
                                                             -----------------  -----------------   --------------

               Net cash used in investing activities             (191,659,320)       (12,646,745)        (923,437)
                                                             -----------------  -----------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of Senior Discount Notes and
      related warrants                                            250,205,000                  -                -
   Proceeds from issuance of Series A common stock and
      related warrants, net of offering costs                      26,136,309                  -                -
   Proceeds from issuance of Series B common stock and
   related
      warrants, net of offering costs                              18,800,000                  -                -
   Proceeds from stock option and warrant exercises                   121,751             24,450                -
   Proceeds from issuance of Series B preferred stock                       -                  -        2,355,226
   Proceeds from issuance of Series C preferred stock
      and related common stock warrants, net of
      offering costs                                                        -          4,528,862                -
   Proceeds from issuance of commons stock warrants                         -            200,000                -
   Proceeds from collection of stockholder receivables                      -             54,167                -
   Principal payments on capital leases                              (255,930)          (114,197)         (34,371)
   Proceeds from issuance of convertible bridge notes                       -          7,347,000          835,000
   Proceeds from draws under revolving credit facility and
      related warrants                                              3,796,262         12,172,592                -
   Proceeds from short-term borrowings and related warrants                 -          1,000,000                -
   Principal payments on short-term borrowings                       (550,000)          (500,000)               -
   Proceeds from other long-term debt                                       -                  -           27,510
   Principal payments on other long-term debt                         (11,471)           (26,643)         (26,934)
   Principal payments on revolving credit facility                (16,299,900)                                  -
   Payment of deferred financing costs                             (8,646,920)        (4,129,017)               -
                                                             -----------------  -----------------   --------------

               Net cash provided by financing activities          273,295,101         20,557,214        3,156,431
                                                             -----------------  -----------------   --------------

Net increase in cash and cash equivalents                          71,503,223            464,753           65,119

Cash and cash equivalents at beginning of period                      536,275             71,522            6,403
                                                             -----------------  -----------------   --------------

Cash and cash equivalents at end of period                      $  72,039,498          $ 536,275         $ 71,522
                                                             -----------------  -----------------   --------------
                                                             -----------------  -----------------   --------------

         See accompanying notes to consolidated financial statements

                                                                            YEAR ENDED SEPTEMBER 30,
                                                             -----------------------------------------------------
                                                                   1998               1997              1996
SUPPLEMENTAL CASH FLOWS INFORMATION:
   Cash paid during the period for interest                       $ 1,292,511          $ 440,178         $ 14,142

NON-CASH TRANSACTIONS:
   Property and equipment purchased under capitalized leases           45,221          7,097,437          105,808
   Issuance of Series B preferred stock for settlement of
      note payable, for consulting services received,
      and for procurement of property and equipment                         -                  -           58,332
   Issuance of common stock for stockholder receivables                     -                  -          173,167
   Issuance of note payable to repurchase Series A
      preferred stock                                                       -                  -           29,750
   Conversion of convertible bridge notes into Series C
      preferred stock and related warrants                                  -          7,776,500                -
   Conversion of convertible bridge notes into Series A
      common stock and related warrants                               405,000                  -                -
   Issuance of common stock warrants as finders fees                        -             10,000                -
   Non-cash deferred financing costs                                        -             27,200                -
   Issuance of note payable to vendor for up-front service            150,000                  -                -
      fees
   Issuance of note payable for consulting services received                -             50,000                -
   Cancellation of stockholder receivable for stock                         -             22,500                -
      repurchase


         See accompanying notes to consolidated financial statements

FIRSTWORLD COMMUNICATIONS, INC.
(formerly SpectraNet International)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

NOTE 1 - THE COMPANY

FirstWorld Communications, Inc. (the Company) commenced operations on September 1, 1993 under the name SpectraNet International. On January 29, 1998, the Company changed its name to FirstWorld Communications, Inc. Effective June 26, 1998, the Company changed its state of incorporation from California to Delaware (Note 9). Prior to fiscal 1998, the Company was considered a development stage enterprise, as defined in Statement of Financial Accounting Standards No. 7.

The Company is a facilities-based integrated communications provider. The Company has a data-centric focus, with service offerings bundled to address the data and voice communications needs of emerging businesses. The Company's service offerings include data connectivity, high speed Internet access, local and wide area network (LAN/WAN) connectivity, web hosting, video communications and system integration services, as well as switch-based local and long distance telephone services.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of FirstWorld Communications, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the financial statement date, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company invests primarily in high-grade short-term investments which consist of money market instruments and commercial paper.

MARKETABLE SECURITIES

Marketable securities consist principally of commercial paper with original maturities of beyond three months but less than six months. The Company has classified its marketable securities as held to maturity as management has the intent and ability to hold those securities to maturity. Such securities are recorded at cost, which approximates fair value.

RESTRICTED CASH

Restricted cash in support of outstanding letters of credit totaled $50,000 at September 30, 1997. No restricted cash exists at September 30, 1998.

FIRSTWORLD COMMUNICATIONS, INC.
(formerly SpectraNet International)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

REVENUE RECOGNITION

The Company recognizes service revenue on local competitive access services in the month such services are provided. Billings to customers for services in advance of providing such services are deferred and recognized as revenue when earned. Other revenues consist primarily of royalties earned under a certain patent licensing agreement and are recorded when earned and when payment is reasonably assured.

During fiscal 1998, approximately 25% of the Company's service revenue was derived from a single telecommunications customer. During fiscal 1997, approximately 73% of the Company's service revenue was derived under non-recurring service contracts with two governmental entities.

CONCENTRATION OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist principally of cash equivalents, marketable securities and accounts receivable. The Company places its short-term cash investments with high credit-quality financial institutions while commercial paper investments are placed with high credit-caliber corporate issuers. The Company limits the amount of credit exposure in any one institution or type of investment instrument. Credit risk with respect to accounts receivable is minimized because of the diversification of the Company's commercial telecommunications customer base. Credit is extended to commercial customers based on an evaluation of the customer's financial condition and generally collateral is not required.
The Company maintains reserves for potential credit losses from such customers.

As of September 30, 1998 and 1997, approximately 25% and 70% of accounts receivable, respectively, was due from a single customer.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the assets. Costs capitalized in connection with the development of communication networks include expenses associated with network engineering, design and construction. Depreciation of communications networks and related infrastructure commences when the applicable network becomes commercially operational.

The estimated useful lives of the Company's principal classes of assets are as follows:

Network infrastructure                                     20  years
Telecommunications                                      5 - 7  years
Building and improvements                                  30  years
Furniture, office equipment and other                   3 - 7  years
Leasehold improvements                                  Shorter of estimated useful life or lease term

CAPITALIZATION OF INTEREST

Interest costs incurred during the period of time that internally constructed assets are being made ready for their intended use are capitalized as part of acquiring such assets to the extent that these interest costs relate to financing obtained in order to prepare such assets for use. During fiscal 1998 and 1997, the Company capitalized approximately $450,000 and $52,000, respectively, in interest costs associated with the development of the Company's telecommunications networks.

FIRSTWORLD COMMUNICATIONS, INC.
(formerly SpectraNet International)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

DEFERRED FINANCING COSTS

Deferred financing costs include commitment fees and other costs related to certain debt financing transactions and are being amortized over the term of the related debt using the interest method.

DEBT DISCOUNT

Discounts recorded in connection with the issuance of debt financing are deferred and amortized over the term of the related debt using the interest method.

FAIR VALUE OF FINANCIAL INSTRUMENTS

With the exception of the Company's Senior Discount Notes, management believes that the carrying amounts shown for the Company's financial instruments reasonably approximate their fair values. The fair value of the Company's Senior Discount Notes, determined based on quoted high-yield market bid prices, approximates $141,000,000 at September 30, 1998. The carrying amount of such Senior Discount Notes at September 30, 1998 is $249,596,346.

LONG-LIVED ASSETS

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. Potential impairment associated with network infrastructure costs is measured on the basis of specific network projects. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. No such impairment losses have been identified by the Company during the fiscal years presented.

STOCK-BASED COMPENSATION ACCOUNTING

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net loss as if the minimum value method had been applied in measuring compensation expense. Compensation charges for non-employee stock-based compensation is measured using fair value-based methods.

INCOME TAXES

Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred tax asset or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be "more likely than not" realized in future tax returns. Tax rate changes are reflected in the statement of operations in the period such changes are enacted.

FIRSTWORLD COMMUNICATIONS, INC.
(formerly SpectraNet International)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                       SEPTEMBER 30,
                                                                 1998                1997
Network infrastructure                                          $19,758,122         $12,636,955
Telecommunications equipment                                      8,971,835           5,048,156
Building and improvements                                         1,328,237           1,328,237
Furniture, office equipment and other                             4,447,438             976,341
Leasehold improvements                                              633,175             507,573
Construction in process                                          11,881,300             427,986
                                                                -----------         -----------

                                                                 47,020,107          20,925,248
Accumulated depreciation                                         (2,999,689)           (593,895)
                                                                -----------         -----------

                                                                $44,020,418         $20,331,353
                                                                -----------         -----------
                                                                -----------         -----------

The following is a summary of property and equipment acquired under capital leases, included in the above:

                                                                       SEPTEMBER 30,
                                                                   1998                1997
Network infrastructure                                          $ 6,000,000         $ 6,000,000
Telecommunications equipment                                        218,747             218,747
Building and improvements                                           557,612             557,612
Furniture, office equipment and other                               519,761             474,540
                                                                -----------         -----------

                                                                  7,296,120           7,250,899
Accumulated depreciation                                           (613,035)           (191,847)
                                                                -----------         -----------

                                                                $ 6,683,085         $ 7,059,052
                                                                -----------         -----------
                                                                -----------         -----------

NOTE 4 - SHORT-TERM BORROWINGS

On August 29, 1997, the Company obtained a $1,000,000, 18% per annum, short-term bridge loan with an institutional lender which was due on October 15, 1997. On September 17, 1997, the Company repaid $500,000 of the outstanding principal balance associated with this loan, plus accrued interest thereon, and extended the maturity date of the remaining principal balance of $500,000 to March 16, 1998 through the consummation of a new loan agreement with the lender. Simultaneous to the execution of the new loan agreement on September 17, 1997, which was considered to be a substantial modification of the original loan agreement which it superseded, the Company recognized an extraordinary charge on debt extinguishment totaling $104,680. The extraordinary charge consisted of the write-off of unamortized debt discount and deferred financing costs associated with the original bridge loan. The remaining $500,000 bridge loan balance was repaid during January 1998.

On September 2, 1997, the Company issued a $50,000, 10% per annum, unsecured promissory note to a financial adviser of the Company as payment for services performed in connection with the attainment of debt financing.
The note was repaid on October 2, 1997.

FIRSTWORLD COMMUNICATIONS, INC.
(formerly SpectraNet International)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                           SEPTEMBER 30,
                                                                                     1998                1997
13% senior Discount Notes, net of unamortized discount totaling
$220,403,654 at September 30, 1998                                                 $249,596,346         $         -

14% Revolving Credit Facility, net of unamortized discount totaling
$463,513 at September 30, 1997                                                                -          11,746,861

14% unsecured term note  with a vendor; monthly installments of
principal and interest payable through December 2000                                    150,000                   -

Other                                                                                     9,262              17,868
                                                                                   ------------         -----------

                                                                                    249,755,608          11,764,729
Less current portion                                                                    (30,070)             (8,446)
                                                                                   ------------         -----------

                                                                                   $249,725,538         $11,756,283
                                                                                   ------------         -----------
                                                                                   ------------         -----------

Aggregate principal maturities of long-term debt are as follows:

FISCAL YEAR
1999                                                           $      30,070
2000                                                                  88,514
2001                                                                  40,678
2002                                                                       -
2003                                                                       -
Thereafter                                                       470,000,000
                                                               -------------

                                                                 470,159,262
Less unamortized discount on the 13% Senior Discount Notes      (220,403,654)
                                                               -------------

                                                               $ 249,755,608
                                                               -------------
                                                               -------------


SENIOR DISCOUNT NOTES

On April 13, 1998, the Company completed an offering of debt securities pursuant to Rule 144A under the Securities Act of 1933, as amended (the Act), for gross proceeds of $250,205,000 (the High Yield Debt Offering). In the High Yield Debt Offering, the Company sold 470,000 units consisting of 13% Senior Discount Notes due 2008 (the Notes) and warrants to purchase an aggregate of 3,713,094 shares of the Company's Series B common stock (Note 10). The Company allocated $235,204,000 of the proceeds to the Notes and $15,001,000 to the warrants, representing their estimated fair value at the date of issuance as determined via an independent valuation.

FIRSTWORLD COMMUNICATIONS, INC.
(formerly SpectraNet International)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

The Notes will accrete in value through April 15, 2003 at a rate of 13% per annum, compounded semi-annually, at which time $470,000,000 in aggregate principal amount at maturity will be outstanding. Cash interest will neither accrue nor be payable prior to April 15, 2003. Thereafter, cash interest on the Notes will accrue and will be payable semiannually in arrears on each April 15 and October 15, commencing October 15, 2003, at a rate of 13% per annum. The Company is not required to make mandatory redemption or sinking fund payments with respect to the Notes prior to maturity. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2003, at a premium declining to par on April 15, 2006, plus accrued and unpaid interest through the date of redemption. In the event of a change in control, as defined in the indenture governing the Notes, the holders of the Notes will have the right to require the Company to purchase their Notes in an amount equal to 101% of the aggregate principal amount at maturity or accreted value thereof, as applicable, plus accrued and unpaid interest to the date of purchase.

The indenture pursuant to which the Notes are issued contains certain covenants which, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, issue stock in subsidiaries, pay dividends or make other distributions, engage in sale and leaseback transactions, create certain liens, enter into certain transactions with affiliates, sell assets of the Company and its subsidiaries, and enter into certain mergers and consolidations. The Company is in compliance with such covenants at September 30, 1998.

REVOLVING CREDIT FACILITY

On September 16, 1997, the Company entered into a five-year $23,000,000 revolving credit facility (the Credit Facility) with a syndicate of lenders (the Lenders) to provide financing for the construction of telecommunication networks and for general working capital purposes. The Company terminated this facility April 13, 1998, concurrent with the closing of the High Yield Debt Offering, and paid the Lenders a $1,000,000 termination fee pursuant to the terms thereof. The Company has recorded an extraordinary loss of $4,730,667 associated with such debt extinguishment, which loss is inclusive of the aforementioned termination fee and the write-off of unamortized debt discount and deferred financing costs associated with the Credit Facility.

NOTE 6 - CONVERTIBLE BRIDGE NOTES

Convertible bridge notes outstanding at September 30, 1997 consist of $405,500 in principal funding received through the issuance of 8% subordinated, convertible bridge notes pursuant to a private placement in fiscal 1997. On December 30, 1997, such convertible bridge notes were converted into shares of the Company's Series A common stock and related warrants at the conversion rate of $3.00 per share (Note 9).

NOTE 7 - COMMITMENTS

LEASE COMMITMENTS

The Company leases its office space, certain network access facilities and fiber transport, and automobiles under noncancelable operating lease arrangements which expire on varying dates through fiscal 2008. Rent expense under noncancelable operating leases totaled $549,400, $361,156, and $108,429, during each of fiscal 1998, 1997 and 1996, respectively.

The Company has procured certain of its property and equipment, including its Anaheim network central office switching facility, through capital leases which expire through fiscal 2001. Additionally, the Company has accounted for certain agreements with the City of Anaheim, as more fully described below and which extend through fiscal 2027, as both capital leases and executory contracts in the accompanying financial statements.

FIRSTWORLD COMMUNICATIONS, INC.
(formerly SpectraNet International)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Future minimum payments under capital leases (inclusive of the minimum payments allocated from the agreements with the City of Anaheim) and noncancelable operating leases are as follows:

FISCAL YEAR                                          CAPITAL            OPERATING
                                                     LEASES              LEASES
1999                                                  $1,539,459          $1,206,955
2000                                                   1,396,141           1,190,403
2001                                                   1,289,953           1,205,561
2002                                                   1,277,226           1,112,133
2003                                                   1,277,226             223,713
Thereafter                                            30,014,822             462,916
                                                 ----------------    ----------------

Total minimum lease payments                          36,794,827          $5,401,681
                                                 ----------------    ----------------
                                                                     ----------------

Amount representing interest                         (29,892,444)
                                                 ----------------


Present value of minimum lease payments               $6,902,383
                                                 ----------------
                                                 ----------------

COMMITMENTS RELATING TO AGREEMENTS WITH THE CITY OF ANAHEIM

During February 1997, the Company and its wholly-owned subsidiary FirstWorld Anaheim (FWA) entered into a 30-year Universal Telecommunications System Participation Agreement (as amended, the UTS Agreement) with the City of Anaheim, California (the City), under which FWA has agreed to design, construct and operate a fiber-optic telecommunications network in cooperation with the City. The UTS Agreement requires FWA to pay to the City (i) an annual payment in lieu of a franchise fee based on a percentage of FWA's "adjusted gross revenues," as defined, related to the Anaheim network, subject to a minimum annual payment of $1,000,000 for periods after June 30, 1999 through the term of the agreement, (ii) a percentage of FWA's "net revenues," as defined, derived from the Anaheim network, (iii) certain of the City's annual operating costs associated with the UTS Agreement, not to exceed $175,000 per year prior to the commencement of the third phase of the Anaheim network (as discussed below), and not to exceed $350,000 per year thereafter, subject to inflationary adjustments, and (iv) $20,000 per year to support the City's presence on the Internet, subject to inflationary adjustments. The UTS Agreement also requires the Company to deposit an amount equal to up to 15% of "net revenues" derived from the Anaheim network, as defined, to fund and maintain a $6,000,000 reserve account for debt service and capital improvements. As of September 30, 1998, no amounts have been deposited into such reserve account as "net revenues" have not yet been generated from the Anaheim network. Pursuant to the UTS Agreement, the City has been granted an irrevocable option to purchase all of the issued and outstanding stock of FWA at anytime after July 1, 2012 for its then current appraised fair value, the determination of which is to be derived by qualified independent appraisers selected by both the Company and the City, as more specifically defined within the UTS Agreement. Any sale or issuance of FWA stock can only be made if such sale or issuance is expressly made subject to the City's purchase option. Moreover, any sale of the Anaheim network or other sale of substantially all of FWA's assets can only be made if the City is equitably compensated for the loss of its future income stream under the UTS Agreement or the buyer expressly assumes the obligations of FWA under the UTS Agreement.

Simultaneous to the execution of the UTS Agreement, FWA entered into a 30-year Agreement for Use of Operating Property (the Operating Property Agreement) with the City under which FWA has been granted the exclusive right to lease 60 of 96 fiber strands contained in an approximate 50 mile loop of fiber optic cable owned by the City,

FIRSTWORLD COMMUNICATIONS, INC.
(formerly SpectraNet International)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

together with related facilities and rights. Under the terms of the Operating Property Agreement, the Company is obligated to make quarterly payments to the City in the amount of $113,862. In addition, the Company is obligated to pay all costs associated with operating and maintaining the leased property, including maintenance expenses, taxes, insurance premiums and pole usage fees. FWA has the right to assign its rights under the Operating Property Agreement, but will not be released from liability unless the City expressly consents. FWA also has the right to encumber its interest in the leased property.

Although the Company considers the Operating Property Agreement to be a capital lease and the UTS Agreement to be an executory contract, certain of the minimum payments prescribed by the UTS Agreement have been accounted for as additional minimum capital lease payments. The Operating Property Agreement and the UTS Agreement were bid, negotiated and consummated simultaneously with each other. In addition, both agreements have identical 30-year terms and include certain cross-default provisions. Moreover, the Operating Property Agreement contains payment terms which are below the fair value of the benefits conferred by such agreement; whereas, the UTS Agreement contains payment terms which are above the fair value of the benefits conferred by such agreement. Accordingly, the Company has allocated the collective payments prescribed by the agreements between the two contracts based upon the estimated fair value of the benefits the Company receives under each of the two agreements. Future minimum payments prescribed by the UTS Agreement and not allocated to the capital lease total $239,555, $373,220, $373,220, $373,220, $373,220 and $8,770,670 during each of fiscal
1999, 2000, 2001, 2002, 2003 and thereafter, respectively.

Pursuant to the UTS Agreement, FWA is required to meet certain future performance requirements for the completion of network design and the commencement of network construction related to certain phases of the city-wide network. The first phase, which extended service to identified municipal facilities, was substantially completed in October 1997. The second phase requires service to be extended in the ordinary course of business (i.e., within six months following execution of a customer service agreement) to commercial, industrial and governmental customers within certain defined service areas. The Company was required to complete 44% of the first and second phases by April 1, 1998 and is further required to complete 90% of the first and second phases by December 31, 1998, plus a 180-day cure period in each case. The Company has constructed and installed the necessary infrastructure to satisfy the 44% completion requirement and expects that the completion of infrastructure currently under construction and approved for construction will satisfy the 90% completion requirement in a timely manner. In the event that FWA does not meet the specified performance deadlines related to completion of the first and second phases of the Anaheim network due to financial or other reasons, the City may elect to either terminate the Operating Property Agreement or to immediately exercise its option to purchase all of the issued and outstanding stock of FWA under the same option terms, as defined within the UTS Agreement, which otherwise do not become effective until after July 1, 2012. Any termination of the Operating Property Agreement would have a material adverse effect on the Company's business, financial condition and results of operations.

Under the UTS Agreement, the third phase of the Anaheim network, which allows service to be extended in the ordinary course of business to all customers within the city, including residential customers, will be commenced only after the economic feasibility of the third phase is validated by an independent consultant's report and financing is arranged. FWA has agreed to cause a feasibility study with respect to the third phase to be completed no later than January 1, 2000, and thereafter to provide annual updates to the study if necessary. If the Company determines not to proceed with the development of the third phase of the Anaheim network, or if for any reason the principal financing for the third phase is not funded or construction of the third phase is not commenced by December 31, 2002, then the City may pursue development of the third phase on its own.

The UTS Agreement also requires FWA to commence construction of a demonstration center in the City's downtown area by November 30, 1998, and to complete such demonstration center by June 30, 1999. However, as a result of a change in the proposed scope of the project, FWA now contemplates leasing additional office space in the downtown area of Anaheim and housing a demonstration center in the leased facilities. The Company expects the demonstration center to be operational prior to March 31, 1999. Although the Company believes that it is in compliance with its obligations with respect to the demonstration center, the City has asserted its belief that the Company is not satisfying such obligations. The parties are currently in the process of attempting to resolve these issues. The Company does not believe that the ultimate resolution will have a material adverse effect on the Company's results of operations, liquidity or financial position.

Pursuant to a Development Fee Arrangement dated simultaneous to the aforementioned City agreements, for a period of five years, commencing with the earlier to occur of the closing of the financing for or the commencement of construction of the first Additional Network (as defined below), the Company must pay to the City a lump sum development fee for each Additional Network which the Company develops ($300,000 for each Additional Network financed in the first year; $200,000 for each Additional Network financed in the second year; and $100,000 for each Additional Network financed in the third, fourth and fifth years, which amounts must be paid within thirty days

FIRSTWORLD COMMUNICATIONS, INC.
(formerly SpectraNet International)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

following the closing of the principal financing for an Additional Network or the commencement of construction of such Additional Network, whichever occurs first). "Additional Network" means (a) any expansion of the Anaheim network into one or more adjacent or nearby cities where FWA enters into a revenue sharing agreement with any such city, and (b) any separate communications system developed by any other subsidiary of the Company that holds a Certificate of Public Convenience and Necessity issued by the Public Utilities Commission and enters into a revenue sharing agreement with one or more public entities.

COMMITMENTS RELATING TO AGREEMENTS WITH THE IRVINE COMPANY

On March 5, 1998, FirstWorld Orange Coast (FWOC), a wholly-owned subsidiary of the Company, and The Irvine Company entered into two agreements regarding FWOC's development of a network to serve certain areas that have been or are planned to be developed by The Irvine Company (the Irvine Network). The Company has guaranteed the payment obligations of FWOC under each of such agreements.

Pursuant to an Agreement for Lease of Telecommunications Conduit dated as of March 5, 1998 (the Conduit Lease), FWOC leases from The Irvine Company space within two underground telecommunications tubes (the Conduit), and, in connection therewith, has received the non-exclusive right to use undivided space within the pull boxes serving such Conduit (collectively, the Leased Premises). The Conduit Lease applies to (i) an existing Conduit system within certain already-developed areas in the Irvine Spectrum and (ii) Conduit to be constructed in the future in the as yet undeveloped areas of the Irvine Spectrum. The Irvine Company may also install Conduit in other areas it may develop in the cities of Irvine, Newport Beach and Tustin, and in unincorporated areas of Orange County, and such areas may in the future be incorporated into the Conduit Lease upon the mutual agreement of the parties (Additional Areas). The term of the Conduit Lease runs through December 31, 2027.

The Conduit Lease obligates FWOC to install fiber optic cable (Cable) in the Conduit pursuant to a phasing plan. A phase is completed when sufficient Cable has been installed to enable FWOC to connect and provide service (for that portion of the Irvine Network) to property abutting the Conduit. Upon termination of the agreement, the Cable will be owned by The Irvine Company. If FWOC fails to complete installation of the required Conduit within 18 months following March 5, 1998, The Irvine Company may, until such installation is completed, terminate the Conduit Lease.

The Conduit Lease obligates FWOC to make quarterly rent payments to The Irvine Company based upon its "adjusted gross revenue", as defined, from the Irvine Network. In addition, FWOC is obligated to pay all costs associated with its lease, operation, maintenance, repair and use of the Leased Premises, including maintenance expenses, taxes and insurance premiums. Any assignment of FWOC's rights under the Conduit Lease and any sale of a controlling interest in FWOC require The Irvine Company's prior approval, and The Irvine Company has a right of first refusal in the event of any such proposed sale.

Based upon its term, the Conduit Lease is a capital lease. However, as such lease does not prescribe any fixed rental payments and as it is not practicable for the Company to estimate any future probable contingent rental payments associated with such lease, no amount has been capitalized in the accompanying Consolidated Financial Statements. Contingent rental payments associated with this lease are recorded as additional operating expenditures when they become due pursuant to the lease.

Concurrently with the execution of the Conduit Lease, FWOC and The Irvine Company executed a Telecommunications System License Agreement (the License Agreement) which provides FWOC, with some exceptions, with the right and obligation to provide telecommunications services to (i) the 106 buildings currently owned by The Irvine Company in the Irvine Spectrum area, (ii) commercial, industrial and retail buildings in the future owned by The Irvine Company in the Irvine Spectrum, and (iii) under certain circumstances in The Irvine Company's discretion, similar buildings located in the Additional Areas and other locations in California.

FIRSTWORLD COMMUNICATIONS, INC.
(formerly SpectraNet International)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

The License Agreement requires FWOC to pay The Irvine Company a license fee each calendar quarter, subject to an annual CPI increase that will not be less than 2% or greater than 6%. The base license fee was initially $62,500 for the buildings owned by Irvine in the Irvine Spectrum area at the time that the License Agreement was consummated. Pursuant to the License Agreement, such fee is increased or decreased over its term based on the rentable square footage of the buildings that are from time to time subject to the License Agreement. As of September 30, 1998, such fee totals $88,000 per calendar quarter. Future minimum payments prescribed by the License Agreement, based upon this current fee and assuming a 2% per annum upward CPI adjustment over its term, total approximately $359,000, $366,000, $374,000, $381,000, $389,000 and $11,747,000 during each of fiscal 1999, 2000, 2001,
2002, 2003 and thereafter, respectively.

The License Agreement provides FWOC with the right to install, maintain, operate, replace and remove Cable and associated communications equipment (Equipment) in, as well as access rights to, such buildings, subject to the rights of The Irvine Company's tenants and to reasonable requirements and procedures imposed by The Irvine Company. Except with respect to buildings that are leased to a single tenant, The Irvine Company is required to provide FWOC with a reasonable amount of equipment room space in each building, sufficient to enable FWOC to install Cable and Equipment and deliver services. FWOC's rights to a building are non-exclusive, meaning that The Irvine Company can grant similar licenses to other service providers. Although all the Cable becomes the property of The Irvine Company upon termination of the License Agreement, FWOC has the right to remove and retain ownership of the Equipment, subject to The Irvine Company's election to purchase the Equipment at a price to be negotiated by the parties.

Subject to certain qualifications, FWOC will have the obligation to provide telecommunications services to any tenant who wishes to subscribe with FWOC for those services, and FWOC is required to install Cable and Equipment in that tenant's building if FWOC owns or leases Conduit located within 1,000 feet of that building. Under certain circumstances, FWOC may be required to provide completion and performance bonds to The Irvine Company in connection with that work. To the extent that FWOC provides fiber optic service to a building, it is required to achieve and maintain standards of minimum reliability. Subject to force majeure, if there is a system-wide failure to provide such service that exceeds five consecutive days, The Irvine Company has the right to use the network (and if necessary bring in an alternative service provider) and to charge its costs to FWOC.

Whenever FWOC is the first competitive access provider to a building, it is required to install a building entrance conduit system (which connects the building to the street access point) (a BECS), with a capacity equal to 200% of the capacity required by FWOC to service the building. The Irvine Company can grant other providers the right to use that BECS, but must pay or cause that provider to pay FWOC 50% of FWOC's cost of installing the BECS, which costs are subject to increase based on a CPI calculation. Where a BECS already exists, The Irvine Company must make any excess capacity therein available to FWOC.

OTHER COMMITMENTS

The Company is party to a contract with a long distance carrier pursuant to which the Company is committed to minimum service fees. Such minimum fees aggregate $487,500 and $1,437,500 during fiscal 1999 and 2000, respectively.

The Company is party to a network services agreement with a provider of voicemail and data services under which future minimum payments aggregate $239,040, $286,560 and $23,880 during fiscal 1999, 2000 and 2001, respectively. Additionally, the Company is party to an agreement with a provider of data processing and billing services under which future minimum payments aggregate $150,000 during each of fiscal 1999, 2000 and 2001.

During fiscal 1998, the Company entered into separate management consulting service agreements with its two majority shareholders (or affiliates thereof) whereby such parties will provide general management consulting services to the Company for a period of three years commencing January 1, 1998. Pursuant to such agreements, as amended, the Company is required to pay to the related parties aggregate consulting fees totaling $500,000 per annum. Related party consulting fees recorded by the Company during fiscal 1998 totaled $840,000. Future minimum consulting fees under these agreements aggregate $1,000,000, $1,000,000 and $250,000 during each of fiscal 1999, 2000 and 2001, respectively.

The Company is party to an arrangement with the owner of a retail development located in Orange County, California, whereby it is required to remit to the owner of such development a percentage of "adjusted gross revenues", as defined, derived from serving tenant customers located within such development.

NOTE 8 - CEO EMPLOYMENT AGREEMENT

On September 28, 1998, the Company entered into an Employment Agreement (the Employment Agreement) pursuant to which the Company retained the services of a new President and Chief Executive Officer (the CEO) effective October 1, 1998 (the Commencement Date). The Employment Agreement has a three-year term ending on the close of business on September 30, 2001, unless terminated earlier by either party, and provides an initial annual base salary of $200,000 per annum. Additionally, the Employment Agreement granted the CEO an Equalization Payment (as defined within the Employment Agreement) in the amount of $4,000,000, payable in three separate installments. The first $2,000,000 installment became due and was paid on October 1, 1998, the employment Commencement Date, while the second and third $1,000,000 installments are due and payable on October 1, 1999 and October 1, 2000, respectively. The CEO must be employed by the Company on the date that the second and third installments become due to be eligible to receive such payments unless the Company terminates the CEO's employment other than for cause or the CEO terminates his own employment for good reason (as defined in the Employment Agreement) prior to the installment date. In addition, the CEO may elect to receive all or any portion of the second and third installment payments in the form of the Company's Series B common stock. If the CEO elects to receive any of the second or third installment payments in Series B common stock, such stock shall be valued at $5.00 and $7.50 per share, respectively.

The Employment Agreement stipulates that the CEO will also be eligible for the following performance-based bonuses: (i) if the Company consummates a Qualified Initial Public Offering (as defined in the Employment Agreement) with a price of at least $10.00 per share (subject to adjustment as set forth in the Employment Agreement) within the first 18 months after the Commencement Date, the Company will pay the CEO a $1,000,000 cash bonus; (ii) if the Company consummates a Qualified Initial Public Offering with a price of at least $10.00 per share (subject to adjustment as set forth in the Employment Agreement) within the first 12 months after the Commencement Date, the Company will be obligated to pay the CEO a $4,207,500 cash bonus on September 30, 2001 (unless otherwise accelerated as described in the Employment Agreement); (iii) if the Company consummates a Qualified Initial Public Offering with a price of at least $12.50 per share (subject to adjustment as set forth in the Employment Agreement) within the first 24 months after the Commencement Date, the Company will be obligated to pay the CEO a $8,415,000 cash bonus on September 30, 2001 (unless otherwise accelerated as described in the Employment Agreement); provided that if the CEO earns the payment described in this clause (iii) he will not be entitled to receive the payment described in clause (ii) above; and (iv) if the Company has a market capitalization of at least $1.2 billion (as adjusted as described in the Employment Agreement) for a period of 20 consecutive trading days during a three-year period beginning on the Commencement Date, the Company will be obligated to pay the CEO a cash payment equal to $16,830,000 minus any amounts he receives pursuant to clause (ii) or (iii) above on September 30, 2001 (unless otherwise accelerated as described in the Employment Agreement).

The Employment Agreement also granted the CEO on October 1, 1998 an option to purchase 2,805,000 shares of Series B common stock at an exercise price of $6.00 per share (subject to anti-dilution protections set forth in the Employment Agreement). The option vests (i) with respect to 1/3 of the shares covered by the option on the Commencement Date, (ii) with respect to 1/3 of the shares covered by the option on the first anniversary of the Commencement Date and (iii) with respect to the remaining 1/3 of the shares covered by the option on the second anniversary of the Commencement Date (unless otherwise accelerated in accordance with the terms of the Employment Agreement).

FIRSTWORLD COMMUNICATIONS, INC.
(formerly SpectraNet International)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 9 - STOCKHOLDERS' EQUITY

EQUITY RECAPITALIZATION

On December 30, 1997, the Company (i) converted its three existing classes of preferred stock into common stock in accordance with the automatic conversion provision of its then existing charter in order to simplify the Company's capital structure and to eliminate the rights, preferences and privileges of the preferred stock; (ii) amended its Articles of Incorporation to substantially increase the Company's authorized capital; and (iii) amended its Articles of Incorporation to designate two series of common stock, with the investors in the below-referenced private placement occurring on December 30, 1997 receiving Series A common stock and all then existing shares of common stock (including common stock issued upon conversion of the then existing preferred stock) being designated as Series B common stock. The Series A common stock and Series B common stock are identical in all material respects, except that the holders of Series A common stock possess ten votes per share on all matters subject to a vote of shareholders while the holders of Series B common stock possess one vote per share. Pursuant to the amended Articles of Incorporation, the Company may also issue Preferred stock from time to time in one or more series. As of September 30, 1998, no such preferred stock has been issued.

PRIVATE PLACEMENTS

On April 13, 1998, the Company consummated a private placement of equity securities with Spectra 3 and Enron (the Additional Equity Investment) pursuant to the exercise of an existing option held by Spectra 3 and Enron. Pursuant to the Additional Equity Investment, the Company sold to each of Spectra 3 and Enron 3,333,333 shares of Series B common stock, resulting in aggregate offering proceeds totaling $18,800,000, net of offering commissions. In connection with this private placement, the Company also issued to Spectra 3 and Enron warrants to purchase an additional 3,333,333 shares of Series B common stock (Note 10).

On December 30, 1997, the Company consummated a private placement of equity securities with Colorado Spectra 3, LLC (Spectra 3) and Enron Capital & Trade Resources Corp. (Enron). In connection with this placement, the Company issued 5,000,000 shares of newly created Series A common stock to each of Spectra 3 and Enron at an issue price of $3.00 per share pursuant to a common stock purchase agreement by and among the Company, Enron, Spectra 3 and the holders (the Noteholders) of $405,500 in principal amount of the Company's convertible subordinated bridge notes (Note 6). The Company also issued an aggregate of 135,164 shares of Series A common stock to the Noteholders upon the automatic conversion of the bridge notes pursuant to the terms thereof at a conversion price of $3.00 per share. Aggregate proceeds from this offering, exclusive of the conversion of the bridge notes, totaled
$26,136,309, net of offering commissions and certain other advisory fees paid in connection with the consummation of this equity placement. In connection with this private placement, the Company also issued i) to each of Spectra 3 and Enron warrants to purchase 5,000,000 shares of newly created Series B common stock, and ii) to the Noteholders warrants to purchase an aggregate of 135,164 shares of such Series B common stock (Note 10).

On January 31, 1997, in connection with a private placement offering, the Company issued 2,600,000 shares of Series C preferred stock, consisting of 1,044,700 shares issued for cash proceeds totaling $4,518,862, net of placement agent commissions and related fees, and 1,555,300 shares issued through the retirement of convertible bridge notes at $5.00 per share. In connection with this offering, the holders of Series C shares also received warrants for the purchase of 520,000 shares of common stock (Note 10).

During fiscal 1996, in connection with various private placement offerings, the Company issued 1,142,304 shares of Series B preferred stock for proceeds totaling $2,355,226.

FIRSTWORLD COMMUNICATIONS, INC.
(formerly SpectraNet International)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

DELAWARE REINCORPORATION

Effective June 26, 1998, the Company changed its state of incorporation from California to Delaware. In connection therewith, a par value equal to $.0001 per share was assigned to each series of common and preferred stock. As a result, the Consolidated Statement of Stockholders' Equity for fiscal 1998 reflects a reclassification to additional paid-in capital for the amounts in excess of par value.

NOTE 10 - WARRANTS

During fiscal 1998, 1997 and 1996, the Company's non-employee warrant activity was as follows:

In connection with the High Yield Debt Offering which was consummated on April 13, 1998, the Company issued to the initial purchasers of the Notes warrants to purchase 3,713,094 shares of Series B common stock at an exercise price of $0.01 per share. Such warrants are exercisable at any time on or after the earlier to occur of May 1, 1999, an initial public offering of the Company's common stock or in the event of a change in control, as defined in the warrant agreement, and expire on April 15, 2008. Such warrants contain customary adjustments to protect against dilution, as well as certain additional anti-dilutive adjustments as defined in the warrant agreement. As of September 30, 1998, all of these warrants remain outstanding.

In connection with the December 1997 private placement of Series A common stock, the Company issued warrants for the purchase of 10,135,164 shares of Series B common stock to the investors therein. Such warrants were issued with an exercise price of $3.00 per share, contain customary adjustments to protect against dilution, and may be exercised at any time prior to the first to occur of (i) December 30, 2004; (ii) the merger of the Company with or into another entity in which the shareholders of the Company immediately prior to the merger own less than 50% of the voting securities of the surviving entity immediately following the merger; and (iii) the sale by the Company of all or substantially all of its assets. As of September 30, 1998, all of these warrants remain outstanding.

In connection with the private placement of Series A common stock referred to above, the Company also issued to certain financial advisors warrants to purchase 17,500 and 30,000 shares of Series B common stock at exercise prices of $6.00 and $5.00, respectively, all of which have terms of five years and contain customary adjustments to protect against dilution. As of September 30, 1998, all of these warrants remain outstanding.

During fiscal 1997, in connection with the attainment of a revolving credit facility, the Company issued to the lender warrants to purchase 800,000 shares of common stock. Such warrants were issued with an exercise price of $6.00 per share, a term of five years, and contain customary adjustments to protect against dilution, as well as certain additional anti-dilutive adjustments as defined in the warrant agreement. As a result of the capital transaction and the equity recapitalization which occurred on December 30, 1997, these warrants are currently exercisable into 800,000 shares of Series B common stock at an exercise price of $3.00 per share. As of September 30, 1998, all of these warrants remain outstanding.

In connection with the consummation of the credit facility described above, the Company also issued to certain financial advisors warrants to purchase 83,400 shares of common stock, which warrants have an exercise price of $6.00 and a term of five years. As a result of the equity recapitalization which occurred on December 30, 1997, these warrants are currently exercisable into shares of Series B common stock. As of September 30, 1998, all of these warrants remain outstanding.

During fiscal 1997, in connection with the attainment of short-term bridge financing, the Company issued to the lender warrants to purchase 300,000 shares of common stock. Such warrants were issued with an exercise price of $6.00 per share, a term of seven years, and contain customary adjustments to protect against dilution, as well as certain additional anti-dilutive adjustments as defined in the warrant agreements. As a result of the capital transaction and the equity recapitalization which occurred on December 30, 1997 and the capital transaction occurring on April 13, 1998, such warrants are currently exercisable into 470,092 shares of Series B common stock

FIRSTWORLD COMMUNICATIONS, INC.
(formerly SpectraNet International)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

at an exercise price of $3.83 per share. As of September 30, 1998, all of these warrants remain outstanding.

During fiscal 1997, in connection with the issuance of convertible bridge notes, warrants for the purchase of 33,789 shares of common stock were issued to the note holders. Such warrants, which expire in July 2002, have an exercise price of $6.00 per share and contain customary adjustments to protect against dilution. As a result of the equity recapitalization which occurred on December 30, 1997, these warrants are currently exercisable into shares of Series B common stock. As of September 30, 1998, all of these warrants remain outstanding.

During fiscal 1997, the Company issued to certain legal service providers warrants to purchase 19,000 and 5,000 shares of common stock at exercise prices of $.50 and $5.00, respectively. Such warrants have terms of five years and contain customary adjustments to protect against dilution. As a result of the equity recapitalization which occurred on December 30, 1997, these warrants are currently exercisable into shares of Series B common stock. As of September 30, 1998, all of these warrants remain outstanding.

During fiscal 1997, the Company issued a warrant for the purchase of 800,000 shares of common stock to a single investor for cash proceeds totaling $200,000, which warrant has a term of five years. As issued, the original warrant agreement contained a complex anti-dilution provision pursuant to which the number of underlying common shares and exercise price per common share would have been adjusted based upon the occurrence of certain future events, as defined in the warrant agreement. On December 30, 1997, the warrant agreement was amended whereby the number of shares purchasable under the warrant was set at 2,110,140 shares of Series B common stock with an exercise price of $1.80 per share. This warrant, as amended, remains subject to certain customary adjustments to protect against dilution. As of September 30, 1998, no shares have been issued pursuant to this warrant.

In connection with a fiscal 1997 private placement of Series C preferred stock, the Company issued warrants for the purchase of 520,000 shares of common stock to the investors. Such warrants were issued with an exercise price of $5.00 per share, a term of five years, and contain customary adjustments to protect against dilution, as well as certain additional anti-dilutive adjustments as defined in the warrant agreements. As a result of the capital transactions which occurred on December 30, 1997 and April 13, 1998, such warrants are currently exercisable into 736,564 shares of Series B common stock at an exercise price of $3.53 per share. As of September 30, 1998, all of these warrants remain outstanding.

In connection with the private placement of Series C preferred stock referred to above, the Company also issued to certain financial advisors warrants to purchase 218,118 and 15,000 shares of common stock at exercise prices of $5.00 and $.50, respectively, all of which have terms of five years and contain customary adjustments to protect against dilution. During fiscal 1997, 5,000 of the $.50 warrants were exercised for proceeds totaling $2,500. As a result of the equity recapitalization which occurred on December 30, 1997, the remaining outstanding warrants are currently exercisable into shares of Series B common stock. As of September 30, 1998, all of the remaining warrants remain outstanding.

As a result of the equity recapitalization which occurred on December 30, 1997, outstanding warrants to purchase 139,494 shares of Series B preferred stock, as previously issued in fiscal 1994, are currently exercisable into shares of Series B common stock. Such warrants expire in April 1999 and contain customary adjustments to protect against dilution. As of September 30, 1998, all of these warrants remain outstanding.

The fair value of the above-referenced warrants was determined at their time of grant via application of the Black-Scholes option pricing model or, with respect to those warrants issued in connection with the High Yield Debt Offering, based on an independent valuation.

FIRSTWORLD COMMUNICATIONS, INC.
(formerly SpectraNet International)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

The following table summarizes information about warrants outstanding at September 30, 1998:

                                           OUTSTANDING                                       EXERCISABLE
                     ---------------------------------------------------------     ---------------------------------

                             NUMBER            WEIGHTED-                               NUMBER
                          OUTSTANDING           AVERAGE           WEIGHTED-          EXERCISABLE        WEIGHTED-
     RANGE OF                AS OF             REMAINING           AVERAGE              AS OF            AVERAGE
     EXERCISE            SEPTEMBER 30,        CONTRACTUAL          EXERCISE         SEPTEMBER 30,        EXERCISE
      PRICES                  1998            LIFE (YEARS)           PRICE              1998              PRICE
               $.01          3,713,094            9.6                  $.01                    -                -
               $.50             29,000            4.3                  $.50               29,000             $.50
         $1.50-1.80          2,249,634            3.1                 $1.78            2,249,634            $1.78
         $3.00-3.83         12,141,820            5.9                 $3.06           12,141,820            $3.26
         $5.00-6.00            387,807            4.2                 $5.35              387,807            $4.50
                        -----------------                                          ----------------

                            18,521,355                                                14,808,261
                        -----------------                                          ----------------
                        -----------------                                          ----------------

NOTE 11 - STOCK OPTIONS AND PURCHASE RIGHTS

The Company has a 1995 Incentive Stock Option Plan (the 1995 Plan) and a 1997 Stock Plan (the 1997 Plan) (collectively, the Plans) under which stock options or stock purchase rights to acquire an aggregate of 1,500,000 shares and 1,500,000 shares, respectively, of Series B common stock may be granted to employees and directors of the Company, as well as to non-employee consultants of the Company under the 1997 Plan. Both plans provide for the granting of incentive stock options (within the meaning of Section 422A of the Internal Revenue Code) while the 1997 Plan also provides for the granting of non-statutory stock options. Additionally, stock purchase rights may also be granted under the 1997 Plan.

The terms of stock options granted under the Plans are determined by the Board of Directors. Stock options may be granted for periods of up to ten years at a price per share not less than the fair market value of the Company's Series B common stock at the date of grant for incentive stock options and not less than 85% of the fair market value of the Company's Series B common stock at the date of grant for non-statutory stock options. In the case of incentive and non-statutory stock options granted under Plans to employees, directors or consultants who, at the time of grant of such options, own stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the fair market value of the Company's Series B common stock at the date of grant. Additionally, the term of incentive stock option grants under the Plans is limited to five years if the grantee owns in excess of 10% of the voting power of all classes of stock of the Company at the time of grant. Options granted under the Plans generally vest to the option holder ratably over a period of four to five years beginning on the grant date. The terms of stock purchase rights granted under the 1997 Plan are determined by the Board of Directors. Such purchase rights may be issued either alone, in addition to, or in tandem with other awards granted under the 1997 Plan and/or cash awards made outside of the 1997 Plan.

The Company has a 1998 Stock Purchase Plan (the 1998 Plan) pursuant to which it may grant to key employees and directors stock purchase rights to acquire an aggregate of 500,000 shares of Series B common stock. The terms of stock purchase rights granted under the 1998 Plan are determined by the Board of Directors. Under the 1998 Plan, up to 50% of the aggregate purchase price for shares subject to stock purchase rights may be paid by the offeree in the form of a promissory note to the Company.

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net loss as if the minimum value method had been applied in measuring compensation expense. Had compensation cost for the Company's stock-based compensation plans been determined based on the minimum value method at the grant dates for awards under this plan consistent with the method prescribed by Statement of Financial Accounting Standards No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

FIRSTWORLD COMMUNICATIONS, INC.
(formerly SpectraNet International)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

                                          YEAR ENDED
                                         SEPTEMBER 30,

                          1998                 1997                1996
NET LOSS:
   As reported         $33,355,793           $9,552,838          $3,856,192
   Pro forma           $33,434,078           $9,564,128          $3,859,992

The minimum value of each option and stock purchase right grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during fiscal 1998, 1997 and 1996: dividend yield of 0.0% for all periods; volatility of 0.0% for all periods; risk-free interest rates of 5.88%, 6.07% and 5.79%; and an expected life of 5.0 years for all periods, except with respect to stock purchase rights granted during fiscal 1998, which rights have a term of .17 years. The weighted average fair value of options and stock purchase rights granted during fiscal 1998, 1997 and 1996 was approximately $.57, $.09 and $.06, respectively.

Stock option and stock purchase right transactions during the three fiscal years ended September 30, 1998, all of which relate to employee transactions, are summarized as follows:

                                                               WEIGHTED                                WEIGHTED
                                                               AVERAGE               STOCK              AVERAGE
                                                               EXERCISE            PURCHASE            EXERCISE
                                            OPTIONS              PRICE               RIGHTS               PRICE
Outstanding at September 30, 1995            763,333             $ .15                     -                 -
Granted                                      788,667             $ .25                     -                 -
Exercised                                   (330,000)            $ .22                     -                 -
Canceled                                    (432,000)            $ .21                     -                 -
                                        ---------------                         ----------------

Outstanding at September 30, 1996            790,000             $ .18                     -                 -
Granted                                      489,400             $ .82                     -                 -
Exercised                                   (101,900)            $ .22                     -                 -
Canceled                                    (138,700)            $ .48                     -                 -
                                        ---------------                         ----------------

Outstanding at September 30, 1997          1,038,800             $ .44                     -                 -
Granted                                    1,420,766             $3.71               300,000             $4.50
Exercised                                   (350,517)            $ .35                     -                 -
Canceled                                     (75,854)            $2.44                     -                 -
                                        ---------------                         ----------------

Outstanding at September 30, 1998          2,033,195             $2.66               300,000             $4.50
                                        ---------------                         ----------------
                                        ---------------                         ----------------

FIRSTWORLD COMMUNICATIONS, INC.
(formerly SpectraNet International)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

The following table summarizes information about stock options and stock purchase rights outstanding at September 30, 1998:

                                           OUTSTANDING                                       EXERCISABLE
                     ---------------------------------------------------------     ---------------------------------

                             NUMBER            WEIGHTED-                               NUMBER
                          OUTSTANDING           AVERAGE           WEIGHTED-          EXERCISABLE        WEIGHTED-
     RANGE OF                AS OF             REMAINING           AVERAGE              AS OF            AVERAGE
     EXERCISE            SEPTEMBER 30,        CONTRACTUAL          EXERCISE         SEPTEMBER 30,        EXERCISE
      PRICES                  1998            LIFE (YEARS)           PRICE              1998              PRICE
STOCK OPTIONS
    $  .15 -.25                301,000            7.2              $ .22               253,600           $ .22
    $       .50                341,400            8.2              $ .50               153,840           $ .50
    $      3.00                721,960            9.2              $3.00               453,753           $3.00
    $      4.50                668,835            9.8              $4.50               181,196           $4.50
                        -----------------                                          ----------------


                             2,033,195                                               1,042,389
                        -----------------                                          ----------------
                        -----------------                                          ----------------

STOCK PURCHASE RIGHTS

    $      4.50                300,000            .13              $4.50               300,000           $4.50
                        -----------------                                          ----------------
                        -----------------                                          ----------------

The Company's Board of Directors approved a repricing of stock options in December 1997, pursuant to which the exercise price of certain stock options designated at $3.20 per share was reduced to $3.00 per share.


NOTE 12 - INCOME TAXES

Deferred tax assets (liabilities) are comprised of the following:

                                                                                           SEPTEMBER 30,
                                                                                     1998                1997
Net operating loss carryforwards                                                $   11,523,433      $    4,733,931
High yield debt interest deductible when paid                                        4,945,868                   -
Accrued employee costs                                                                  70,009              39,834
Depreciation and amortization                                                       (1,537,964)            (78,845)
                                                                                ----------------    ----------------

                                                                                    15,001,346           4,694,920
Valuation allowance                                                                (15,001,346)         (4,694,920)
                                                                                ----------------    ----------------

Deferred tax assets (liabilities), net                                          $            -      $  -
                                                                                ----------------    ----------------
                                                                                ----------------    ----------------

As of September 30, 1998, the Company has federal and state net operating loss carryforwards of approximately $37,436,000 and $23,997,000 respectively, which amounts expire beginning in fiscal 2009 and fiscal 2000, respectively. As a result of the private equity placement which occurred on December 30, 1997 (Note
9), which resulted in a change of ownership as defined by Section 382 of the Internal Revenue Code, the Company's utilization of net operating loss carryforwards generated through December 30, 1997 will be subject to an annual limitation of approximately $878,000 for both federal and state tax purposes, the effect of which has been reflected in the summary of deferred tax assets above. Additionally, if the Company is able to recognize certain built-in gains

FIRSTWORLD COMMUNICATIONS, INC.
(formerly SpectraNet International)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

in the future, the annual utilization rate of the net operating losses would be increased. If the Company were to recognize certain built-in losses, they will be subject to the annual utilization limitation when recognized.

Based upon the Company's lack of prior earnings history and other available evidence, management has recorded a full valuation allowance for the benefit of deferred tax assets. A reconciliation of the income tax benefit computed using the U.S. federal statutory rate (34%) and the Company's effective tax rate follows:


                                                                                  YEAR ENDED
                                                                                 SEPTEMBER 30,

                                                                 1998                1997                1996
Computed expected federal tax benefit                       $  (11,340,970)     $   (3,247,965)     $   (1,311,105)
Non-deductible high yield debt interest                            684,111                   -                   -
State income taxes, net of federal benefit                      (1,069,310)            161,439            (356,087)
Change in valuation allowance                                   10,306,426           2,426,858           1,689,863
Section 382 net operating loss limitations                       1,457,713             557,451                   -
Other                                                              (37,970)            102,217             (22,671)
                                                            ---------------     ----------------    ----------------

                                                            $            -      $            -      $            -
                                                            ---------------     ----------------    ----------------
                                                            ---------------     ----------------    ----------------

NOTE 13 - LEGAL PROCEEDINGS

On October 16, 1998, the Company filed a declaratory relief action in San Diego Superior Court, asking the Court to find that the Company is not obligated to offer stock to Dina Partners L.P. (Dina) with respect to the December 30, 1997 equity investment by Spectra 3 and Enron (Note 9). Dina had previously indicated in conversations with FirstWorld officers and counsel and in writing that it believed the Company had breached a certain Amended and Restated Investor Rights Agreement to which the Company and Dina were parties by refusing to allow Dina to purchase additional stock in the Company. On December 3, 1998, in answer to the Company's complaint, Dina filed a general denial with the court. Although the ultimate resolution of this dispute is subject to the uncertainties inherent in litigation, the Company does not believe that the resolution of the declaratory relief action will have a material adverse effect on the Company's results of operations, liquidity or financial position.


NOTE 14 - SUBSEQUENT EVENTS

On October 8, 1998, the Company commenced an offer to exchange (the Exchange Offer) its outstanding 13% Senior Discount Notes due 2008 (the Original Notes) for a new issue of 13% Senior Discount Notes due 2008, which were registered with the Securities and Exchange Commission pursuant to a Registration Statement on Form S-4 (the Exchange Notes). The Exchange Offer expired on November 9, 1998. Under the terms of the Exchange Offer, the Company accepted for exchange all $470,000,000 in aggregate principal amount at maturity of Original Notes and caused the cancellation of the Original Notes and the issuance of the Exchange Notes.

On October 16, 1998, the Board of Directors of the Company elected to change the Company's fiscal year end from September 30 to December 31, commencing with the short fiscal year ending on December 31, 1998. The Company intends to file a transition report on Form 10-Q with the Securities and Exchange Commission for the period from October 1, 1998 through December 31, 1998.

On November 1, 1998, the Company adopted a 401(k) retirement plan (the Plan) pursuant to which eligible employees may elect to defer up to 20% of their compensation into the Plan up to a maximum of $10,000 per annum. The Plan also stipulates that the Company may provide discretionary matching contributions to the

FIRSTWORLD COMMUNICATIONS, INC.
(formerly SpectraNet International)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

participants of the Plan, which matching contributions would be allocated to the participants on December 31 of each Plan year and would vest to the participants at the rate of 25% per annum. All administrative expenses of the Plan will be borne by the Company.

On November 24, 1998, pursuant to a Stock Purchase Agreement between the Company and Enron Communications, Inc. (ECI), the Company purchased for cash all of the outstanding capital stock of Optec, Inc. (Optec) from ECI. ECI is the parent company of Enron Capital & Trade Resources Corp., a principal stockholder of the Company. Optec is a telecommunications systems integrator with operations in Oregon and Washington. Simultaneous to such transaction, the Company also purchased from ECI an indefeasible right of use to fiber optic cable in a metropolitan area network serving Portland with routes connecting Beaverton and Hillsboro, Oregon. In addition, the Company obtained rights to OC-3 level capacity on a wide area network being developed by ECI that will connect up to 15 cities nationwide. The Company paid an aggregate of $18,000,000 for the Optec capital stock, the indefeasible rights of use and the wide area network rights. The Company also repaid at closing approximately $4,000,000 of Optec's indebtedness to ECI. The Company has deposited $1,000,000 of the total purchase price into an escrow account to be held for a three year period for the purpose of satisfying any claim made by the Company for breach of any representations, warranties or covenants made by ECI in the agreement relating to the Company's purchase of the Optec capital stock.

During the period October 1998 to December 1998, the Company entered into certain employment agreements with key executive officials. Future minimum salaries prescribed by such agreements, inclusive of equalization payments (as defined in such agreements), total $688,000, $805,000, $421,000 and $31,000 during each of fiscal 1999, 2000, 2001 and 2002, respectively. Pursuant to such agreements, the Company has also granted or committed to grant to the executives a total of 950,000 options to purchase Series B common stock at exercise prices that range from $4.50 to $7.50 per share.

FIRSTWORLD COMMUNICATIONS, INC.
(FORMERLY SPECTRANET INTERNATIONAL)
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                             Balance at                            Balance at
                                            beginning of                             end of
                                               period      Additions    Deductions   period
                                            ------------- ------------  ---------- ----------
DEFERRED TAX ASSET VALUATION ALLOWANCE:

       Year ended September 30, 1996 ..         578,199    1,689,863      --      2,268,062

       Year ended September 30, 1997 ..       2,268,062    2,426,858      --      4,694,920

       Year ended September 30, 1998 ..       4,694,920   10,306,426      --     15,001,346


ALLOWANCE FOR DOUBTFUL ACCOUNTS:

       Year ended September 30, 1996 ..            --           --        --           --

       Year ended September 30, 1997 ..            --           --        --           --

       Year ended September 30, 1998 ..            --          9,765      --          9,765
