Form 10-Q
period 1998-12-31
FIRSTWORLD COMMUNICATIONS INC
filed 1999-02-12
CIK 1061583

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-Q

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM OCTOBER 1, 1998 TO DECEMBER 31, 1998
                                   ---------------    -----------------

                         COMMISSION FILE NUMBER 0-24953

                         FIRSTWORLD COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                  33-0521976
(STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
 INCORPORATION OR ORGANIZATION)

                                ----------------

                            7100 E. BELLEVIEW AVENUE
                                    SUITE 210
                           GREENWOOD VILLAGE, CO 80111
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (303) 874-8010
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

             Effective October 16, 1998, the Registrant changed its
                fiscal year end from September 30 to December 31
                 (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL
                       YEAR, IF CHANGED SINCE LAST REPORT)
                                ----------------

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS:

                                [ X ] YES [ ] NO

    AS OF FEBRUARY 11, 1999 THERE WERE OUTSTANDING 10,135,164 SHARES OF SERIES A COMMON STOCK AND 16,448,292 SHARES OF SERIES B COMMON STOCK.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains certain "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for these types of statements. To the extent statements in this Quarterly Report involve, without limitation, the Company's expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items or any other guidance on future periods, these statements are forward-looking statements. These risks and uncertainties include those identified in the Company's Annual Report on Form 10-K in Item 1 - "Business--Risk Factors" and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications. Copies of the Company's Form 10-K are available from the Company upon request. The Company assumes no obligation to update forward-looking statements.

FIRSTWORLD COMMUNICATIONS, INC.
INDEX


                                                                     PAGE
                                                                     -----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
   Consolidated Balance Sheets at December 31, 1998 (unaudited)
     and September 30, 1998 ........................................    4
   Consolidated Statements of Operations (unaudited) for the
     three months ended December 31, 1998 and 1997 .................    5
   Consolidated Statements of Cash Flows (unaudited) for the
     three months ended December 31, 1998 and 1997 .................    6
   Notes to Consolidated Financial Statements ......................    7

Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations ......................................    9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk    13

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings .......................................   14
  Item 5.  Other Information .......................................   14
  Item 6.  Exhibits and Reports on Form 8-K ........................   14

SIGNATURES .........................................................   15


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FIRSTWORLD COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                        DECEMBER 31,   SEPTEMBER 30,
                                                                                            1998           1998
                                                                                       -------------   -------------
                                                                                        (UNAUDITED)
                                  ASSETS
Current assets:
  Cash and cash equivalents                                                                $  29,659       $  72,039
  Marketable securities                                                                      170,030         165,591
  Interest receivable                                                                          2,228           3,017
  Accounts receivable, net                                                                     4,663             493
  Revenues in excess of billings                                                               1,539            --
  Prepaid expenses and other                                                                     399             317
                                                                                           ---------       ---------
        Total current assets                                                                 208,518         241,457
                                                                                           ---------       ---------

Property and equipment, net                                                                   61,247          44,020
Deferred financing costs, net                                                                  8,259           8,217
Goodwill and intangibles, net                                                                 16,410            --
Other assets                                                                                     382             411
                                                                                           ---------       ---------

        Total assets                                                                       $ 294,816       $ 294,105
                                                                                           ---------       ---------
                                                                                           ---------       ---------
                    LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable                                                                         $  13,573       $   6,611
  Accrued interest                                                                               586             546
  Accrued payroll related liabilities                                                          1,156             222
  Other accrued expenses                                                                       2,835             694
  Long-term debt, current portion                                                                 75              30
  Capital lease obligations, current portion                                                     259             788
                                                                                           ---------       ---------
        Total current liabilities                                                             18,484           8,891
                                                                                           ---------       ---------

Long-term debt, net of current portion and discount                                          258,135         249,726
Capital lease obligation, net of current portion                                               6,403           6,115
                                                                                           ---------       ---------
        Total liabilities                                                                    283,022         264,732
                                                                                           ---------       ---------

Stockholders' equity:
  Preferred stock, $.0001 par value per share, 10,000,000 shares authorized;
       no shares outstanding
  Common stock, voting, $.0001 par value, 100,000,000 shares authorized; Series
      A, 10,135,164 shares designated; 10,135,164 shares issued and outstanding
           at December 31, 1998 and September 30, 1998                                             1               1
      Series B, 89,864,836 shares designated; 16,137,958 and 15,929,708 shares issued
           and outstanding at December 31, 1998 and September 30, 1998, respectively               2               2
  Additional paid-in capital                                                                  45,830          45,617
  Warrants                                                                                    31,963          31,963
  Stockholder receivables                                                                       (158)            (97)
  Accumulated deficit                                                                        (65,844)        (48,113)
                                                                                           ---------       ---------

        Total stockholders' equity                                                            11,794          29,373
                                                                                           ---------       ---------
        Total liabilities and stockholders' equity                                         $ 294,816       $ 294,105
                                                                                           ---------       ---------
                                                                                           ---------       ---------



                 See notes to consolidated financial statements.

FIRSTWORLD COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS)


                                                                  THREE MONTHS ENDED
                                                     ------------------------------------------

                                                      DECEMBER 31, 1998      DECEMBER 31, 1997
                                                     -------------------    -------------------
Revenue
    Internet services                                      $    123                 $   --
    Data integration and consulting services                  2,285                       10
    Telephony services                                          565                      104
                                                           --------                 --------
      Total Revenue                                           2,973                      114
                                                           --------                 --------

Cost and expenses
    Network development and operations                        6,191                    1,661
    Selling, general and administrative expenses              7,328                      731
    Depreciation and amortization                             1,484                      478
                                                           --------                 --------
      Total cost and expenses                                15,003                    2,870
                                                           --------                 --------

Loss from operations                                        (12,030)                  (2,756)

Other income (expense):
    Interest income                                           3,227                        7
    Interest expense                                         (8,600)                  (1,349)
    Other                                                      (328)                     --
                                                           --------                 --------
      Total other expense                                    (5,701)                  (1,342)
                                                           --------                 --------


Net loss                                                   $(17,731)                $ (4,098)
                                                           --------                 --------
                                                           --------                 --------



                 See notes to consolidated financial statements.

FIRSTWORLD COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)


                                                                                           THREE MONTHS ENDED
                                                                              ---------------------------------------------

                                                                               DECEMBER 31, 1998        DECEMBER 31, 1997
                                                                              --------------------     --------------------
Cash flows from operating activities:
  Net loss                                                                         $ (17,731)               $  (4,098)
  Adjustments to reconcile net loss
   to net cash provided (used) by operating activities:
    Depreciation and amortization expense                                              1,484                      478
    Amortization of deferred financing costs                                             243                      358
    Write-down of property and equipment                                                 328                       --
    Amortization of debt discount                                                      8,323                      120
    Non-cash interest expense                                                             --                      293
    Changes in assets and liabilities, net
     of effects of acquisitions:
      Accounts receivable                                                             (1,449)                      (3)
      Interest receivable                                                                789                       --
      Other assets                                                                       173                      (17)
     Accounts payable                                                                  6,119                       --
     Accrued payroll and related liabilities                                             555                       --
     Other liabilities                                                                 1,300                    1,752
                                                                                   ---------                ---------
   Net cash provided (used) by operating activities                                      134                   (1,117)
                                                                                   ---------                ---------

Cash flows from investing activities:
  Purchases of held-to-maturity marketable securities                               (127,212)                      --
  Maturities of held-to-maturity marketable securities                               122,773                       --
  Purchase of property and equipment                                                 (15,518)                  (2,490)
  Acquisitions, net of cash acquired                                                 (22,307)                      --
                                                                                   ---------                ---------
   Net cash used by investing activities                                             (42,264)                  (2,490)
                                                                                   ---------                ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                                 152                       43
  Principal payments on capital leases                                                   (70)                     (70)
  Proceeds from short-term borrowings and related warrants                                --                    3,370
  Principal payments on borrowings                                                       (47)                     (52)
  Payment of deferred financing costs                                                   (285)                      --
                                                                                   ---------                ---------
   Net cash provided (used) by financing activities                                     (250)                   3,291
                                                                                   ---------                ---------

Net decrease in cash and cash equivalents                                            (42,380)                    (316)
Cash and cash equivalents, beginning of period                                        72,039                      536
                                                                                   ---------                ---------
Cash and cash equivalents, end of period                                           $  29,659                $     220
                                                                                   ---------                ---------
                                                                                   ---------                ---------

Supplemental cash flow information:
  Effects of acquisition:
   Assets acquired                                                                 $  24,617                $      --
   Liabilities assumed                                                                (2,310)                      --
   Less cash paid                                                                    (22,307)                      --
                                                                                   ---------                ---------
   Net cash acquired from acquisition                                              $      --                $      --
                                                                                   ---------                ---------
                                                                                   ---------                ---------


                 See notes to consolidated financial statements.

FIRSTWORLD COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of FirstWorld Communications, Inc. ("FirstWorld") and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

     In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented of the Company. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and related notes thereto filed with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

2.   CHANGE IN FISCAL YEAR

     At a meeting held on October 16, 1998, the Board of Directors of the Company voted to change the Company's fiscal year end from September 30 to December 31, beginning with a short fiscal period ending on December 31, 1998.

3.   REVENUE RECOGNITION

     The Company primarily recognizes revenue on Internet and telephony services in the month such services are provided. Data integration and consulting services revenue consists primarily of revenue generated by the Company's Optec, Inc. subsidiary described below. Revenues and expenses related to data integration and consulting services are recognized under the percentage-of-completion method of accounting based on the ratio that costs incurred bear to the total estimated costs for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

4.   BUSINESS ACQUISITION

     The Company completed the acquisition of Optec, Inc. ("Optec") on November 24, 1998. The Company purchased for cash, all of the outstanding capital stock of Optec from Enron Communications, Inc. ("ECI"), an affiliate of a principal stockholder of the Company. Optec is a telecommunications systems and data networks integrator with operations in Oregon and Washington. Simultaneous to this transaction, the Company also purchased from ECI an indefeasible right of use to fiber optic cable in a metropolitan area network serving Portland, Oregon with routes connecting Beaverton and Hillsboro, Oregon. In addition, the Company obtained rights to OC-3 level capacity on a wide area network being developed by ECI that will connect up to 15 cities nationwide, for approximately seven years depending on the completion dates of ECI's wide area network. The Company paid an aggregate of $18,000,000 for the Optec capital stock, the indefeasible rights of use and the wide area network rights. The Company also repaid at closing approximately $4,000,000 of Optec's indebtedness to ECI. The acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the estimated fair value of the acquired net assets, which is approximately $5,400,000, was recorded as goodwill and will be amortized on a straight-line basis over 10 years.

5.   SUBSEQUENT EVENTS

     On January 7, 1999, the Company purchased all of the outstanding capital stock of Accelerated Information, Inc., a California corporation ("AI") in exchange for an aggregate of $10,094,380 and 187,500 shares of the Company's Series B Common Stock. By virtue of its acquisition of all of the outstanding capital stock of AI, the Company also acquired Slip.Net, Inc., a California corporation and a wholly owned subsidiary of AI ("Slip.Net"). Slip.Net is an ISP engaged in the business of providing Internet access, web hosting services, support for e-commerce and co-location services primarily in the San Francisco Bay area. The Company also repaid $355,620 of long-term debt of Slip.Net at the closing and, by virtue of the acquisition, assumed certain capital lease obligations.

     The Company deposited an aggregate of $1,450,000 of the total purchase price into an escrow account for the purpose of satisfying claims made by the Company for breach of representations, warranties or covenants made by the selling shareholders in the Stock Purchase Agreement on behalf of themselves, AI and Slip.Net. Absent a claim for indemnification, all of the funds in the escrow account other than those specifically allocated to tax matters will be released to the selling shareholders on the first anniversary of the closing. The Company used available cash to fund the acquisition.

     In January 1999, the Company received a notice from the City of Anaheim alleging that FirstWorld had failed to satisfy its obligation to achieve Substantial Completion (as defined in that certain Universal Telecommunications System Participation Agreement, dated as of February 25, 1997 (the "UTS Agreement"), by and among the City of Anaheim, FirstWorld Anaheim, a wholly owned subsidiary of the Company, and the Company) of the UTS (as defined in the UTS Agreement) by the December 31, 1998 deadline. Pursuant to the terms of the UTS Agreement, the Company has 180 days from the receipt of such notice to cure the alleged default. The Company is evaluating the City's allegation and the rights and remedies of the City and the Company under the UTS Agreement. The Company is confident that it can cure whatever default, if any, has occurred under the UTS Agreement within the applicable 180 day cure period, and believes that it will resolve this matter to the Company's satisfaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     The Company offers services within three core areas: Internet services, data integration and consulting services and telephony services. Specifically, the Company provides data connectivity, high speed Internet access, web hosting, e-commerce and system integration services, as well as switch-based local and long distance telephone services. The Company's business strategy incorporates a data-centric focus, with service offerings strategically bundled to address the increasingly complex data and voice communications needs of small, medium and large businesses. The Company uses a combination of both owned and managed facilities, with a digital network and related provisioning, billing and customer care applications. With targeted marketing and a consultative sales approach, the Company provides its customers with advanced, integrated data and voice communications solutions.

     The Company is strategically building telecommunications facilities and implementing advanced digital networks and related support systems that combine advanced hardware and software from leading vendors with its own systems. With a combination of both owned and managed network facilities, the Company provides its customers with an integrated approach to enhanced data and voice network services. The Company has designed its core processes to streamline provisioning, billing, network management and customer service, and has incorporated operational support systems that implement such processes into its network offerings. Among other things, these systems provide single-point-of-contact customer service and facilitate electronic exchanges of information with other network providers where possible. The Company is designing its systems to be compatible with voice over packet technologies, such as voice over IP, as such technologies are refined in the industry.

     To date, the Company has experienced significant operating and net losses and negative cash flow from operations and expects that operating and net losses and negative operating cash flow will continue for at least the next several years and will continue as the Company implements its growth strategy of expanding its operations. See "--Liquidity and Capital Resources." The Company expects to achieve positive operating margins over time by increasing the number of customers and increasing the products and services it can provide its customers. The Company expects that operating and net losses and negative operating cash flow will increase significantly as the Company implements its growth strategy of expanding its operations. See "--Liquidity and Capital Resources."

REVENUE

     The Company currently offers a broad array of services, including data connectivity, high speed Internet access, web hosting, e-commerce and data integration services, as well as switch-based local and long distance telephone services. The Company intends to generate near-term revenue by replacing basic services currently provided by ILECs, IXCs, CLECs and ISPs, including local, long distance and other voice services, dedicated access lines and commercial Internet access, as well as from advanced network services provided to select customers. The Company believes that it is positioned to generate additional revenue by providing advanced network services to a broader market as the demand for such services grows. The Company currently prices services, such as local and long distance services, below its largest competitors' rates to build market share.

     The Company employs a market segmentation strategy, which involves tailoring service offerings, sales and marketing techniques and network deployment to meet the different needs of prime commercial, basic commercial and wholesale customers. For prime commercial customers (businesses with sophisticated communications needs), the Company utilizes a consultative selling approach that involves a systematic assessment of each customer's telephony, Internet, data communications and video applications needs. For basic commercial customers (businesses with primarily voice and Internet needs), the Company uses direct mail, telemarketing and advertising and offers standardized product bundles consisting of local and long distance telephony and high speed Internet access. The Company also offers use of its network elements on a wholesale basis to other IXCs and ISPs.

COSTS AND EXPENSES

     NETWORK DEVELOPMENT AND OPERATIONS. As the Company continues to operate and maintain its existing network and deploy additional networks, it will incur network development and operations expenses related to network central office operations and customer service. These costs consist primarily of salaries of employees, real estate leases for central offices, access offices, co-location and other sites, costs to interconnect and terminate traffic with other network providers and network design, planning and internal project management costs. Following the Company's acquisition of Optec, these costs also incorporate the direct costs associated with revenues generated from data integration services.

     The Company has leveraged its substantial internal expertise with respect to engineering, network creation and business processes to design and construct a network architecture that it believes will result in enhanced product offerings and enable the Company to improve scalability, reduce operating costs and improve network profitability.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist primarily of product marketing, sales staff and sales support expenses, general management and administrative overhead expenses and office leases.

     CAPITAL EXPENDITURES. The Company employs a demand-driven approach to network deployment. This approach is intended to minimize capital expenditure and maximize flexibility to serve the higher margin data market as demand for high speed data communication services grows. The Company connects customers to its networks through direct fiber connections, DSL or unbundled network elements leased from the ILEC, depending on the most cost-effective connection that will support the bundle of services provided to the customer.

RESULTS OF OPERATIONS

     QUARTER ENDED DECEMBER 31, 1998 COMPARED WITH THE QUARTER ENDED DECEMBER 31, 1997

     Revenue increased from $114,000 for the quarter ended December 31, 1997 to $2,973,000 for the quarter ended December 31, 1998, an increase of $2,859,000 or 2,508%. This increase is due primarily to the Company's acquisition of Optec, which contributed approximately $2,285,000 of data integration and consulting services revenue during the quarter ended December 31, 1998. Approximately $584,000 of the increase in revenue resulted from growth and expansion of the Company's customer base for telephony and Internet services.

     Network development and operations expenses increased from $1,661,000 for the quarter ended December 31, 1997 to $6,191,000 for the quarter ended December 31, 1998, an increase of $4,530,000 or approximately 273%. This increase resulted from the following factors: the acquisition of Optec, which resulted in the addition of $1,830,000 in operating costs; an increase of $1,434,000 in personnel costs associated with the expansion of the Company's operations and network deployment groups; and increased operating costs relating to the Company's Orange County operations, including $1,193,000 of operating and supplies costs.

     Selling, general and administrative expenses increased from $731,000 for the quarter ended December 31, 1997 to $7,328,000 for the quarter ended December 31, 1998, an increase of $6,597,000 or approximately 902%. Significant factors contributing to the overall increase in selling, general and administrative expenses included an increase of approximately $4,610,000 in personnel costs associated with increased staffing, executive signing bonuses and personnel bonuses; an increase of approximately $913,000 in legal, accounting and rent expenses; an increase of approximately $558,000 associated with the operations of Optec, and an increase of approximately $266,000 relating to marketing and public relations. The increase also resulted in part from the Company's obligations under separate management consulting agreements the Company entered into during 1998 with Corporate Managers, LLC, an affiliate of Colorado Spectra 3, LLC ("Spectra 3"), and Enron Capital & Trade Resources Corp. ("Enron"), pursuant to which the Company incurred costs aggregating $250,000 during the quarter ended December 31, 1998. Spectra 3 and an affiliate of Enron are significant stockholders in the Company.

     Depreciation and amortization expenses increased from $478,000 for the quarter ended December 31, 1997 to

$1,484,000 for the quarter ended December 31, 1998, an increase of $1,006,000 or approximately 210%. This increase primarily relates to depreciation expense associated with equipment purchased for the Orange County central office and network, as well as other equipment associated with the Company's general operations.

     Interest expense increased from $1,349,000 for the quarter ended December 31, 1997 to $8,600,000 for the quarter ended December 31, 1998, an increase of $7,251,000 or approximately 538%. This increase relates primarily to interest expense associated with the Senior Notes (as defined below), inclusive of the amortization of related debt discount and deferred financing costs, offset by a reduction in interest expense associated with a revolving credit facility which was terminated in April 1998 (the "Credit Facility"), inclusive of the amortization of related debt discount and deferred financing costs. Interest expense incurred during the quarter ended December 31, 1998 and 1997 was offset by approximately $333,000 and $0, respectively, of capitalized interest.

     Interest income increased from $7,000 for the quarter ended December 31, 1997 to $3,227,000 for the quarter ended December 31, 1998, an increase of $3,220,000 or approximately 46,000%. The increase is attributable to the availability of additional funds from the sale of the Senior Notes, which funds have been invested in marketable securities and cash equivalents. Marketable securities consist of commercial paper with original maturities of beyond three months but less than six months. The Company has classified its marketable securities as "held to maturity," as management has the intent and ability to hold these securities to maturity.

     During the quarter ended December 31, 1998, the Company recorded a charge of approximately $328,000 related to the write-down of certain unused telecommunications equipment which the Company intends to dispose of through resale. The write-down reflected the carrying amount of such equipment which totaled $481,000 less the expected sales proceeds as determined by third party valuations.

LIQUIDITY AND CAPITAL RESOURCES

     The telecommunications service business is a capital intensive business. The Company's existing operations have required and will continue to require substantial capital investment for the installation of fiber, electronics and related equipment in order to provide switched services in the Company's networks and the funding of operating losses during the start-up phase of each of these markets. In addition, the Company's strategic plan calls for expansion into additional market areas. Such expansion will require significant additional capital for the design, development, construction and acquisition of new networks and the funding of operating losses during the start-up phase of each new market. The Company invested $15,318,000 of cash in property and equipment for the quarter ended December 31, 1998, compared to $2,490,000 for the quarter ended December 31, 1997.

     From its inception through September 30, 1998, the Company raised approximately $67 million from the private sale of stock. On December 30, 1997, the Company consummated a private placement of equity securities to Spectra 3 and Enron. Aggregate proceeds from this offering totaled approximately $26,136,000, net of offering commissions and certain other advisory fees, and were received on January 6, 1998. On April 13, 1998, the Company completed an offering of debt securities (the "Debt Offering") pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). In the Debt Offering, the Company sold 470,000 units consisting of 13% Senior Discount Notes due 2008 (the "Senior Notes") and warrants to purchase an aggregate of 3,713,094 shares of the Company's Series B Common Stock. On April 13, 1998, the Company also completed a $20 million private placement to Spectra 3 and Enron (the "Additional Equity Investment"), pursuant to the exercise of an existing option held by Spectra 3 and Enron. The aggregate net proceeds of the Debt Offering and the Additional Equity Investment were $260.7 million. The Company terminated the Credit Facility concurrently with the closing of the Debt Offering and paid a $1,000,000 termination fee pursuant to the terms thereof.

     On November 24, 1998, the Company purchased all of the outstanding capital stock of Optec from ECI. Optec is a data integrator with operations in Oregon and Washington and has approximately 90 employees in engineering, sales and operations. The Company also purchased from ECI an indefeasible right of use to fiber optic cable in a metropolitan area network serving Portland, Oregon with routes connecting Beaverton and Hillsboro, Oregon. In addition, the Company obtained rights to OC-3 level capacity on a wide area network ("WAN") being developed by ECI that will connect up to 15 cities nationwide. The Company paid an aggregate of $18,000,000 in cash for the Optec capital stock, the indefeasible rights of use and the WAN rights. The Company also repaid at closing approximately $4,000,000 of Optec's indebtedness to ECI. The Company used available cash to fund the acquisition.

     On January 7, 1999, the Company purchased all of the outstanding capital stock of AI, in exchange for an aggregate of $10,094,380 and 187,500 shares of the Company's Series B Common Stock. By virtue of its acquisition of all of the outstanding capital stock of AI, the Company also acquired Slip.Net. Slip.Net is an ISP engaged in the business of providing Internet access, web hosting services, support for e-commerce and co-location services primarily in the San Francisco Bay area. The Company also repaid $355,620 of long-term debt of Slip.Net at the closing and by virtue of the acquisition assumed certain capital lease obligations.

     The substantial capital investment required to initiate the Company's services and the funding of the Company's initial operations has resulted in negative cash flow since the Company's inception. This negative cash flow is the result of the construction of the Company's Orange County central office and network. The Company expects to continue to experience negative cash flow for the foreseeable future due to expansion through acquisitions and other activities associated with the development of the Company's markets. There can be no assurance that the Company will attain break-even cash flow in subsequent periods. Until sufficient cash flow is generated, the Company will be required to utilize its current and future capital resources to meet its cash flow requirements and may be required to issue additional debt and/or equity securities.

     The Company expects that its available cash will be sufficient to fund its capital plan and operations. As the Company pursues acquisitions and expansion of its network to additional areas or if the Company's available cash resources are not sufficient to fund all of the Company's operating expenses and capital expenditures, the Company will require additional capital. In addition, depending on market conditions, the Company may decide to raise additional capital from time to time. The Company may obtain additional funding through the public or private sale of debt and/or equity securities or through securing vendor financing and/or a bank credit facility. However, there can be no assurance that the Company will obtain such funding.

YEAR 2000 READINESS DISCLOSURE

     YEAR 2000 READINESS: The Company has an active program to assess its systems as well as its vendors' subsystems to determine whether they will properly recognize and process date sensitive information beyond January 1, 2000. The Company is conducting an inventory of its systems and applications and analyzing them for potential Year 2000 issues. The Company is resolving problems it identifies through remediation, upgrade or replacement before such problems affect operations. The Company's primary focus is on customer supporting applications (such as billing and customer care applications), network infrastructure systems (such as switching and other central office platforms) and systems that support core business functions (such as payroll and purchasing). The Company expects that by July 1, 1999, its essential service and delivery systems will be Year 2000 ready.

     COSTS: The current estimate for the cost of the Company's Year 2000 effort is approximately $500,000. Through December 31, 1998, expenditures totaled less than $100,000. The Company expects to use three full-time equivalent workers to support its Year 2000 effort, a figure representing approximately 10% of the budgeted IT staff.

     RISKS: The Company believes it is taking all necessary steps to resolve its Year 2000 issues. To date the Company has no indication that any specific function or system is so deficient that it will threaten the Company's Year 2000 schedule. Although the Company does not expect to incur significant expenditures to upgrade its systems to address Year 2000 problems, there can be no assurance the Company will be able to identify all Year 2000 problems in advance of their occurrence, or that the Company will be able to successfully remedy all problems.

     To the extent the Company's customers, suppliers and vendors, including ILECs over whose networks the Company provides certain of its services, fail to address Year 2000 issues in a timely and effective manner, the Company's ability to provide uninterrupted, reliable service to customers serviced through such networks may be adversely affected by Year 2000 problems beyond the Company's control. The Company currently is analyzing such risks and will address them in the Company's contingency plan.

     The Company expects to make business acquisitions during 1999. The acquisition of a company which has failed to address its Year 2000 issues could have a material adverse affect on the Company's own Year 2000 effort. To minimize this risk, the Company has instituted guidelines that include Year 2000 readiness as a crucial acquisition factor.

     The expenses associated with the Company's efforts to remedy any Year 2000 problems, the liabilities to which the Company may become subject as a result of such problems and the impact of Year 2000 problems on customers' abilities to do business with the Company could have a material adverse effect on the Company's business, prospects, operating results, financial condition and its ability to service and pay its indebtedness.

     CONTINGENCY PLANS: Given the extent to which the Company relies on external vendors and suppliers -- including ILECs -- there can be no assurance that, despite the Company's best efforts, no Year 2000-related problems will occur. The Company has begun to evaluate the risks associated with likely worst-case Year 2000 scenarios, and is developing contingency plans to address each scenario. These contingency plans include the switching of carriers and similar workarounds. The Company expects to complete its contingency plan by May 1, 1999. This plan will be monitored and updated as part of an on-going process that the Company expects to continue throughout 1999 and into the first three months of the year 2000.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company believes there has been no significant changes in the market risk associated with its financial instruments since September 30, 1998.

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings

         On October 16, 1998, the Company filed a declaratory relief action in San Diego Superior Court, asking the Court to find that the Company is not obligated to offer stock to Dina Partners L.P. ("Dina") with respect to the December 1997 equity investment by Enron and Spectra 3. Dina had previously indicated in conversations with the Company's officers and counsel and in writing that it believed the Company had breached a certain Amended and Restated Investor Rights Agreement to which the Company and Dina were parties by refusing to allow Dina to purchase additional stock and warrants in the Company. On December 3, 1998, in answer to the Company's complaint, Dina filed a general denial with the court. Although the ultimate resolution of this dispute is subject to the uncertainties inherent in litigation, the Company does not believe that the resolutions of the declaratory relief action will have a material adverse effect on the Company's results of operations, liquidity or financial position.

ITEM 5. Other Information

     In January 1999, the Company received a notice from the City of Anaheim alleging that FirstWorld had failed to satisfy its obligation to achieve Substantial Completion (as defined in that certain Universal Telecommunications System Participation Agreement, dated as of February 25, 1997 (the "UTS Agreement"), by and among the City of Anaheim, FirstWorld Anaheim, a wholly owned subsidiary of the Company, and the Company) of the UTS (as defined in the UTS Agreement) by the December 31, 1998 deadline. Pursuant to the terms of the UTS Agreement, the Company has 180 days from the receipt of such notice to cure the alleged default. The Company is evaluating the City's allegation and the rights and remedies of the City and the Company under the UTS Agreement. The Company is confident that it can cure whatever default, if any, has occurred under the UTS Agreement within the applicable 180 day cure period, and believes that it will resolve this matter to the Company's satisfaction.

ITEM 6. Exhibits And Reports On Form 8-K

     (a)  Exhibits:

          Exhibit 10.34 Employment Agreement, as amended, between the Company and Jeffrey L. Dykes.

          Exhibit 27.1       Financial Data Schedule

     (b) Two reports on Form 8-K were filed in the 3 month period ended December 31, 1998:


                                                Were any financial
                 Item Reported                   statements filed?         Date of filing
                 -------------                  ------------------         --------------
          Item 8 - Change in Fiscal Year                No                 November 3, 1998

          Item 5 - Other Event                          No                 December 15, 1998


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        FIRSTWORLD COMMUNICATIONS, INC.,
                                        a Delaware corporation
                                        (Registrant)



         SIGNATURE                                TITLE                                      DATE
         ---------                                -----                                      ----

  /s/ SHELDON S. OHRINGER        President, Chief Executive Officer and Director        February 12, 1999
---------------------------      (Principal Executive Officer)
    Sheldon S. Ohringer


     /s/ PAUL C. ADAMS           Vice President, Finance and Treasurer                  February 12, 1999
---------------------------      (Principal Financial and Accounting Officer)
       Paul C. Adams

