Form 10-K/A
period 1998-09-30
FIRSTWORLD COMMUNICATIONS INC
filed 1999-04-19
CIK 1061583

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                     FORM 10-K/A
                                   AMENDMENT NO. 1

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

     As of November 30, 1998, 10,135,164 shares of Series A Common Stock and 16,137,958 shares of Series B Common Stock were outstanding.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and long-term debt obligations.

     As of September 30, 1998, the Company's interest bearing cash equivalents and short-term investments consist exclusively of commercial paper having original maturities of six months or less. The Company classifies those instruments having original maturities of three months or less as cash equivalents whereas instruments having original maturities of greater than three months but less than six months are classified as short term investments. The Company places its commercial paper investments with high credit-quality counterparts and limits the amount of credit exposure to any one entity. The Company has the ability and intent to hold such investments, which are not held for trading or speculative purposes, through their maturity dates.

     The Company's long-term debt at September 30, 1998 consists principally of Senior Discount Notes which bear interest at a fixed rate. The Senior Discount Notes accrete in value at a stated rate of 13% per annum through April 2003 and thereafter bear interest at a stated rate of 13% per annum payable semi-annually in arrears. The Senior Discount Notes mature as to principal in the aggregate amount of $470,000,000 in April 2008. The Company has no cash flow exposure due to rate changes for its Senior Discount Notes.

     The following table presents notional amounts and related weighted-average interest rates by year of maturity for the Company's investment portfolio and Senior Discount Note obligations of which have fixed interest rates:

                                 Interest Rate Sensitivity
                               Principal Amount by Maturity
                                   (Dollars in Millions)

                                  Year ended September 30,
                            ------------------------------------                   Fair Value
                            1999    2000    2001    2002    2003    Thereafter     at 9/30/98
                            ----    ----    ----    ----    ----    ----------     ----------
CASH EQUIVALENTS
Commercial paper            $70.1     -       -       -       -         -             $70.1
Average interest rate        5.8%

HELD-TO-MATURITY
INVESTMENTS
Commercial paper            $165.6    -       -       -       -         -             $165.6
Average interest rate        5.8%

SENIOR NOTES (A)              -       -       -       -       -       $470.0          $141.0
Average interest rate (B)                                                 13.0%


(A) The carrying amount of the Senior Discount Notes at September 30, 1998 is approximately $249.6 million, which amount represents the $470.0 million principal amount due at maturity less the unamortized debt discount of approximately $220.4 million at September 30, 1998.

(B) Represents the stated interest rate of the Senior Discount Notes per the indenture. The Senior Discount Notes' effective interest rate, inclusive of the amortization of debt discount and deferred financing costs over their term, approximates 14.2%.

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

Dated: April 16, 1999          FIRSTWORLD COMMUNICATIONS, INC.


                               By:  /s/ SHELDON S. OHRINGER
                                    -----------------------
                                    Name: Sheldon S. Ohringer
                                    Title: President, Chief Executive Officer,
                                    and Director (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Name               Title                                 Date

/s/ SHELDON S. OHRINGER      President, Chief Executive        April 16, 1999
-----------------------      Officer and Director (Principal
    Sheldon S. Ohringer      Executive Officer)

/s/ PAUL C. ADAMS            Vice President, Finance and       April 16, 1999
-----------------------      Treasurer (Principal
    Paul C. Adams            Financial Officer)


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

FINANCIAL STATEMENT SCHEDULE:

  Schedule II - Valuation and Qualifying Accounts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-27


                          REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of FirstWorld Communications, Inc. (formerly SpectraNet International)

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of FirstWorld Communications, Inc. (formerly SpectraNet International) and its subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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

 Repayment of shareholder notes receivable

 Issuance of Series C preferred stock with warrants to purchase 520,000 shares of common stock, net of issuance costs of $704,638

 Issuance of common stock warrants as finders fees

 Issuance of common stock warrant for cash

 Exercise of options and warrants to purchase common stock

 Issuance of common stock warrants with debt

 Net loss for 1997
                                                                              -------------   --------------

 BALANCE AT SEPTEMBER 30, 1997                                                    2,016,638      3,670,060

 Exercise of options to purchase common stock -
    October 1997 to December 1997                                                         -              -

 Issuance of Series A common stock with warrants to purchase 10,135,164 shares of Series B common stock, net of offering costs of
    $3,863,691                                                                            -              -

 Conversion of Series C preferred stock, Series B preferred stock, Series A preferred stock and common stock to Series B common stock as follows:

       Series C preferred stock; conversion ratio of
         1.39:1, including anti-dilutive adjustments                                      -              -

       Series B preferred stock and common stock;
         conversion ratio of 1:1                                                 (2,016,638)    (3,670,060)

       Series A preferred stock; conversion ratio
         of 1:10                                                                          -              -

 Issuance of Series B common stock with warrants to purchase 6,666,666 shares
    Series B common stock, net of offering costs of
    $1,800,000                                                                            -              -

 Issuance of warrants to purchase 3,713,094 shares
    of Series B common stock in connection with the
    issuance of 13% Senior Discount Notes                                                 -              -

 Exercise of options to purchase Series B common
    stock                                                                                 -              -

 Establishment of $.0001 par value for Series A and
    B common stock in connection with Delaware
    reincorporation                                                                       -              -

 Exercise of options to purchase Series B common stock - post Delaware reincorporation

 Net loss for 1998                                                                        -              -
                                                                              -------------   --------------

 BALANCE AT SEPTEMBER 30, 1998                                                            -            $ -
                                                                              -------------   --------------
                                                                              -------------   --------------

                                                                                     SERIES A
                                                                                    CONVERTIBLE
                                                                                  PREFERRED STOCK              COMMON STOCK
                                                                             -------------------------  ---------------------------
                                                                                SHARES        AMOUNT        SHARES        AMOUNT
                                                                             -----------  ------------  ------------  -------------
 BALANCE AT OCTOBER 1, 1995                                                     127,601     $ 424,912     2,520,000     $ (402,101)

 Issuance of Series B preferred stock

 Issuance of Series B preferred stock for settlement of notes payable and for consulting services

 Repurchase of Series A preferred stock                                          (8,934)      (29,750)

 Issuance of Series B preferred stock for property and equipment

 Issuance of common stock for notes receivable                                                              396,000         99,000

 Exercise of options to purchase common stock for
    shareholder notes receivable                                                                            330,000         74,167

 Net loss for 1996
                                                                             -----------  ------------  ------------  -------------

 BALANCE AT SEPTEMBER 30, 1996                                                  118,667       395,162     3,246,000       (228,934)

 Cancellation of shareholder notes receivable for
    common stock repurchase                                                                                 (90,000)       (22,500)

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

 Issuance of Series B preferred stock

 Issuance of Series B preferred stock for settlement of notes payable and for consulting services

 Repurchase of Series A preferred stock

 Issuance of Series B preferred stock for property and equipment

 Issuance of common stock for notes receivable                                                      (99,000)

 Exercise of options to purchase common stock for
    shareholder notes receivable                                                                    (74,167)

 Net loss for 1996
                                                                               --------------    ------------

 BALANCE AT SEPTEMBER 30, 1996                                                              -      (173,167)

 Cancellation of shareholder notes receivable for
    common stock repurchase                                                                          22,500

 Repayment of shareholder notes receivable                                                           54,167

 Issuance of Series C preferred stock with warrants to purchase 520,000 shares of common stock, net
    of issuance costs of $704,638                                                      16,000

 Issuance of common stock warrants as finders fees                                     37,200

 Issuance of common stock warrant for cash                                            200,000

 Exercise of options and warrants to purchase common stock

 Issuance of common stock warrants with debt                                          747,760

 Net loss for 1997
                                                                               --------------    ------------

 BALANCE AT SEPTEMBER 30, 1997                                                      1,000,960       (96,500)

 Exercise of options to purchase common stock -
    October 1997 to December 1997                                                           -             -

 Issuance of Series A common stock with warrants to purchase 10,135,164 shares of Series B common stock, net of offering costs of
    $3,863,691                                                                      9,628,000             -
 Conversion of Series C preferred stock, Series B preferred stock, Series A preferred stock and common stock to Series B common stock as follows:

       Series C preferred stock; conversion ratio of                                        -             -
         1.39:1, including anti-dilutive adjustments

       Series B preferred stock and common stock;
         conversion ratio of 1:1                                                            -             -

       Series A preferred stock; conversion ratio
         of 1:10                                                                            -             -

 Issuance of Series B common stock with warrants to purchase 6,666,666 shares
    Series B common stock, net of offering costs of
    $1,800,000                                                                      6,333,335             -

 Issuance of warrants to purchase 3,713,094 shares
    of Series B common stock in connection with the
    issuance of 13% Senior Discount Notes                                          15,001,000             -

 Exercise of options to purchase Series B common
    stock                                                                                   -             -

 Establishment of $.0001 par value for Series A and
    B common stock in connection with Delaware
    reincorporation                                                                         -             -

 Exercise of options to purchase Series B common stock - post Delaware reincorporation

 Net loss for 1998                                                                          -             -
                                                                               --------------    ------------

 BALANCE AT SEPTEMBER 30, 1998                                                    $31,963,295     $ (96,500)
                                                                               --------------    ------------
                                                                               --------------    ------------


                                                                                                        Total
                                                                                                    Stockholders'
                                                                                    Accumulated        Equity
                                                                                      Deficit        (Deficit)
                                                                                -----------------  --------------
 BALANCE AT OCTOBER 1, 1995                                                         $ (1,348,410)      $ (69,097)

 Issuance of Series B preferred stock                                                                  2,355,226

 Issuance of Series B preferred stock for settlement
    of notes payable and for consulting services                                                          50,000

 Repurchase of Series A preferred stock                                                                  (29,750)

 Issuance of Series B preferred stock for property
    and equipment                                                                                          8,332

 Issuance of common stock for notes receivable                                                                 -

 Exercise of options to purchase common stock for
    shareholder notes receivable                                                                               -

 Net loss for 1996                                                                    (3,856,192)     (3,856,192)
                                                                                -----------------  --------------

 BALANCE AT SEPTEMBER 30, 1996                                                        (5,204,602)     (1,541,481)

 Cancellation of shareholder notes receivable for
    common stock repurchase                                                                                    -

 Repayment of shareholder notes receivable                                                                54,167

 Issuance of Series C preferred stock with warrants to purchase 520,000 shares of common stock, net
    of issuance costs of $704,638                                                                     12,295,362

 Issuance of common stock warrants as finders fees                                                        37,200

 Issuance of common stock warrant for cash                                                               200,000

 Exercise of options and warrants to purchase
    common stock                                                                                          24,450

 Issuance of common stock warrants with debt                                                             747,760

 Net loss for 1997                                                                    (9,552,838)     (9,552,838)
                                                                                -----------------  --------------

 BALANCE AT SEPTEMBER 30, 1997                                                       (14,757,440)      2,264,620

 Exercise of options to purchase common stock -
    October 1997 to December 1997                                                              -          43,350

 Issuance of Series A common stock with warrants to purchase 10,135,164 shares
    of Series B common stock, net of offering costs of  $3,863,691                                    26,541,809

 Conversion of Series C preferred stock, Series B preferred stock, Series A preferred stock and common stock to Series B common stock as follows:

       Series C preferred stock; conversion ratio of
         1.39:1, including anti-dilutive adjustments                                           -               -

       Series B preferred stock and common stock;
         conversion ratio of 1:1                                                               -               -

       Series A preferred stock; conversion ratio of 1:10

 Issuance of Series B common stock with warrants to purchase 6,666,666 shares
    Series B common stock, net of offering costs of
    $1,800,000                                                                                 -      18,800,000

 Issuance of warrants to purchase 3,713,094 shares
    of Series B common stock in connection with the
    issuance of 13% Senior Discount Notes                                                      -      15,001,000

 Exercise of options to purchase Series B common
    stock                                                                                      -          55,901

 Establishment of $.0001 par value for Series A and
    B common stock in connection with Delaware
    reincorporation                                                                            -               -

 Exercise of options to purchase Series B common                                                          22,500
    stock - post Delaware reincorporation

 Net loss for 1998                                                                   (33,355,793)    (33,355,793)
                                                                                -----------------  --------------

 BALANCE AT SEPTEMBER 30, 1998                                                     $ (48,113,233)   $ 29,373,387
                                                                                -----------------  --------------
                                                                                -----------------  --------------


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

In connection with the April 13, 1998 private placement of Series B common stock, the Company issued warrants for the purchase of 6,666,666 shares of Series B common stock to the investors therein. Such warrants were issued with an exercise price of $3.00 per share, contain customary adjustments to protect against dilution, and may be exercised at any time prior to the first to occur of (i) April 13, 2005; (ii) the merger of the Company with or into another entity in which the shareholders of the Company immediately prior to the merger own less than 50% of the voting securities of the surviving entity immediately following the merger; and (iii) the sale by the Company of all or substantially all of its assets. As of September 30, 1998, all of these warrants remain outstanding.

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

As a result of the equity recapitalization which occurred on December 30, 1997, outstanding warrants to purchase 139,494 shares of Series B preferred stock at $1.50 per share, as previously issued in fiscal 1994, are currently exercisable into shares of Series B common stock. Such warrants expire in April 1, 1999 and contain customary adjustments to protect against dilution. As of September 30, 1998, all of these warrants remain outstanding.

The fair value of the above-referenced warrants was determined at their time of grant via application of the Black-Scholes option pricing model or, with respect to those warrants issued in connection with the High Yield Debt Offering, based on an independent valuation.

FIRSTWORLD COMMUNICATIONS, INC.
(formerly SpectraNet International)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

The following table summarizes information about warrants outstanding at September 30, 1998:

                                           OUTSTANDING                                       EXERCISABLE
                     ---------------------------------------------------------     ---------------------------------

                             NUMBER            WEIGHTED-                               NUMBER
                          OUTSTANDING           AVERAGE           WEIGHTED-          EXERCISABLE        WEIGHTED-
     RANGE OF                AS OF             REMAINING           AVERAGE              AS OF            AVERAGE
     EXERCISE            SEPTEMBER 30,        CONTRACTUAL          EXERCISE         SEPTEMBER 30,        EXERCISE
      PRICES                  1998            LIFE (YEARS)           PRICE              1998              PRICE
               $.01          3,713,094            9.6                  $.01                    -                -
               $.50             29,000            3.3                  $.50               29,000             $.50
         $1.50-1.80          2,249,634            3.1                 $1.78            2,249,634            $1.78
         $3.00-3.83         18,808,486            6.1                 $3.04           18,808,486            $3.04
         $5.00-6.00            387,807            3.6                 $5.35              387,807            $5.35
                        -----------------                                          ----------------

                            25,188,021                                                21,474,927
                        -----------------                                          ----------------
                        -----------------                                          ----------------

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
