Form 10-Q
period 1999-03-31
FIRSTWORLD COMMUNICATIONS INC
filed 1999-05-17
CIK 1061583

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ________________
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 0-24953

                        FIRSTWORLD COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                    33-0521976
(STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
 INCORPORATION OR ORGANIZATION)
                                ________________
                            7100 E. BELLEVIEW AVENUE
                                   SUITE 210
                          GREENWOOD VILLAGE, CO 80111
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (303) 874-8010
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                 (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL
                      YEAR, IF CHANGED SINCE LAST REPORT)
                                ________________

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS:

                               [ X ] YES [  ] NO

  AS OF MAY 1, 1999, THE REGISTRANT'S OUTSTANDING COMMON STOCK CONSISTED OF 10,135,164 SHARES OF SERIES A COMMON STOCK AND 16,961,201 SHARES OF SERIES B COMMON STOCK.

FIRSTWORLD COMMUNICATIONS, INC.
INDEX

                                                                                    PAGE
                                                                                  ---------
FORWARD-LOOKING STATEMENTS                                                                3

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
   Consolidated Balance Sheets at March 31, 1999, (unaudited)
     December 31, 1998 (unaudited) and September 30, 1998.......................          4
   Consolidated Statements of Operations (unaudited) for the
     Three months ended March 31, 1999 and 1998.................................          5
   Consolidated Statements of Cash Flows (unaudited) for the
     Three months ended March 31, 1999 and 1998.................................          6
   Notes to Consolidated Financial Statements...................................          7

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations....................................................         10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............         14

PART II.  OTHER INFORMATION

Item 1.  Legal Matters..........................................................         15

Item 6.  Exhibits and Reports on Form 8-K.......................................         15

SIGNATURES......................................................................         16

FORWORD-LOOKING STATEMENTS

     All statements contained herein, as well as statements made in press releases and oral statements that may be made by the Company or by officers, directors or employees of the Company acting on its behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Among the factors that could cause actual results to differ materially are the following: an unexpected business interruption due to the failure of third parties to remediate Year 2000 issues; the inability of the Company to retain necessary authorizations from the Federal Communications Commission ("FCC") or state public utility commissions; an increase in competition; the introduction of new technologies and competitors into the internet and telephony business; a merger of existing internet and telephony competitors; a change in the regulations governing the industry; general business and economic conditions; and other risk factors described from time to time in the Company's reports filed with the United States Securities and Exchange Commission. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements that include the terms "believes," "belief," "expects," "plans," "anticipates," "intends" or the like to be uncertain and forward-looking. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. In this connection, investors should consider the risks described herein. The Company assumes no obligation to update forward-looking statements.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FIRSTWORLD COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                                        MARCH 31,      DECEMBER 31,     SEPTEMBER 30,
                                                                          1999            1998             1998
                                                                      -----------------------------------------------
                                                                       (UNAUDITED)     (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents                                              $ 80,163       $ 29,659        $ 72,039
  Marketable securities                                                    84,235        170,030         165,591
  Interest receivable                                                         969          2,228           3,017
  Accounts receivable, net                                                  4,793          4,663             493
  Revenues in excess of billings                                            1,755          1,539               -
  Prepaid expenses and other                                                  528            399             317
                                                                         --------       --------        --------
        Total current assets                                              172,443        208,518         241,457
                                                                         --------       --------        --------

Property and equipment, net                                                67,272         61,247          44,020
Deferred financing costs, net                                               8,007          8,259           8,217
Goodwill and intangibles, net                                              35,137         16,410               -
Other assets                                                                  500            382             411
                                                                         --------       --------        --------
        Total assets                                                     $283,359       $294,816        $294,105
                                                                         ========       ========        ========


                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                       $  4,741       $ 13,573        $  6,611
  Accrued interest                                                            876            586             546
  Accrued payroll related liabilities                                       2,606          1,156             222
  Other accrued expenses                                                    4,229          2,835             694
  Long-term debt, current portion                                             108             75              30
  Capital lease obligations, current portion                                  425            259             788
                                                                         --------       --------        --------
        Total current liabilities                                          12,985         18,484           8,891
                                                                         --------       --------        --------

Long-term debt, net of current portion and discount                       266,613        258,135         249,726
Capital lease obligation, net of current portion                            6,554          6,403           6,115
                                                                         --------       --------        --------
        Total liabilities                                                 286,152        283,022         264,732
                                                                         --------       --------        --------

Stockholders' equity (deficit):
  Preferred stock, $.0001 par value per share, 10,000,000
    shares authorized; no shares outstanding
  Common stock, voting, $.0001 par value, 100,000,000 shares authorized;
      Series A, 10,135,164 shares designated; 10,135,164 shares
           issued and outstanding at March 31, 1999, December 31,
           1998 and September 30, 1998                                          1              1               1
      Series B, 89,864,836 shares designated; 16,851,134,
           16,137,958 and 15,929,708 shares issued and outstanding at
           March 31, 1999, December 31, 1998 and September 30, 1998,
           respectively                                                         2              2               2
  Additional paid-in capital                                               49,007         45,830          45,617
  Warrants                                                                 31,963         31,963          31,963
  Stockholder receivables                                                    (158)          (158)            (97)
  Accumulated deficit                                                     (83,608)       (65,844)        (48,113)
                                                                         --------       --------        --------
        Total stockholders' equity (deficit)                               (2,793)        11,794          29,373
                                                                         --------       --------        --------
        Total liabilities and stockholders' equity (deficit)             $283,359       $294,816        $294,105
                                                                         ========       ========        ========

                See notes to consolidated financial statements.

FIRSTWORLD COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS)


                                                                                                       THREE MONTHS ENDED
                                                                                            ---------------------------------------
                                                                                                MARCH 31, 1999       MARCH 31, 1998
                                                                                            ---------------------------------------
Revenue:
 Internet services                                                                                      $  2,412            $    --
 Web integration and consulting services                                                                   5,207                 --
 Telephony services                                                                                          643                130
                                                                                                        --------            -------
   Total revenue                                                                                           8,262                130
                                                                                                        --------            -------

Cost and expenses:
 Network operations                                                                                        5,696                192
 Selling, general and administrative expenses                                                             10,912              2,525
 Depreciation and amortization                                                                             2,989                551
                                                                                                        --------            -------
   Total costs and expenses                                                                               19,597              3,268
                                                                                                        --------            -------
Loss from operations                                                                                     (11,335)            (3,138)


Other income (expense):
 Interest income                                                                                           2,401                 49
 Interest expense                                                                                         (8,830)            (1,131)
                                                                                                        --------            -------
   Total other expense                                                                                    (6,429)            (1,082)
                                                                                                        --------            -------
Net loss                                                                                                $(17,764)           $(4,220)
                                                                                                        ========            =======

                See notes to consolidated financial statements.

FIRSTWORLD COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)


                                                                                                      THREE MONTHS ENDED
                                                                                            -----------------------------------
                                                                                              MARCH 31, 1999     MARCH 31, 1998
                                                                                            -----------------------------------
Cash flows from operating activities:
  Net loss                                                                                          $(17,764)          $ (4,220)
  Adjustments to reconcile net loss
   to net cash provided (used) by operating activities:
    Depreciation and amortization expense                                                              2,989                552
    Amortization of deferred financing costs                                                             203                416
    Amortization of debt discount                                                                      8,484                115
    Changes in assets and liabilities, net of effects of acquisitions:
      Accounts receivable                                                                                328                (58)
      Interest receivable                                                                              1,259                 --
      Other assets                                                                                      (318)              (299)
      Accounts payable                                                                                (9,086)              (185)
      Accrued payroll and related liabilities                                                          1,440                 --
      Other liabilities                                                                                  535                 --
                                                                                                    --------           --------
        Net cash used by operating activities                                                        (11,930)            (3,679)
                                                                                                    --------           --------

Cash flows from investing activities:
  Purchases of held-to-maturity marketable securities                                                (84,235)                --
  Maturities of held-to-maturity marketable securities                                               170,030                 --
  Acquisitions, net of cash acquired                                                                 (17,789)                --
  Purchase of property and equipment                                                                  (5,651)            (4,079)
                                                                                                    --------           --------
        Net cash provided (used) by investing activities                                              62,355             (4,079)
                                                                                                    --------           --------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                                                  --             26,094
  Proceeds from exercise of stock options and warrants                                                   342                 43
  Principal payments of debt and capital leases                                                         (263)           (16,883)
  Proceeds from short-term borrowings and related warrants                                                --                426
  Payment of deferred financing costs                                                                     --               (392)
                                                                                                    --------           --------
        Net cash provided by financing activities                                                         79              9,288
                                                                                                    --------           --------

Net increase in cash and cash equivalents                                                             50,504              1,530
Cash and cash equivalents, beginning of period                                                        29,659                270
                                                                                                    --------           --------
Cash and cash equivalents, end of period                                                            $ 80,163           $  1,800
                                                                                                    ========           ========

Supplemental cash flow information:
  Effects of acquisition:
   Assets acquired                                                                                  $ 22,551           $     --
   Liabilities assumed                                                                                (1,927)                --
   Common stock issued                                                                                (2,835)                --
   Less cash paid                                                                                    (17,940)                --
                                                                                                    --------           --------
        Net cash acquired from acquisition                                                          $   (151)          $     --
                                                                                                    ========           ========

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

  In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented of the Company. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and related notes thereto filed with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. Certain 1998 amounts have been reclassified to conform to the 1999 basis of presentation.

2.  CHANGE IN FISCAL YEAR

  At a meeting held on October 16, 1998, the Board of Directors of the Company voted to change the Company's fiscal year end from September 30 to December 31, beginning with a short period ending on December 31, 1998.

3.  REVENUE RECOGNITION

  The Company primarily recognizes revenue on Internet and telephony services in the month such services are provided. Web integration and consulting services revenue consists primarily of revenue generated by the Company's Optec, Inc. subsidiary (described below). Revenues and expenses related to web integration and consulting services are recognized under the percentage-of-completion method of accounting based on the ratio that costs incurred bear to the total estimated costs for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

4. BUSINESS ACQUISITIONS

Optec

  The Company completed the acquisition of Optec, Inc. ("Optec") on November 24, 1998. The Company purchased for cash all of the outstanding capital stock of Optec from Enron Communications, Inc. ("ECI"), an affiliate of a principal stockholder of the Company. Optec is a telecommunications systems and data networks integrator with operations in Oregon and Washington. Simultaneous to this transaction, the Company also purchased from ECI an indefeasible right of use to fiber optic cable in a metropolitan area network serving Portland, Oregon with routes connecting Beaverton and Hillsboro, Oregon ("the Indefeasible Right"). In addition, the Company obtained rights to OC-3 level capacity on a wide area network being developed by ECI that will connect up to 15 cities nationwide, for approximately seven years depending on the completion dates of ECI's wide area network (the "WAN Rights"). The Company paid an aggregate of $18.3 million for the Optec capital stock, the Indefeasible Right and the WAN Rights. The Company also repaid at closing approximately $4.0 million of Optec's indebtedness to ECI. The Company assigned values of $11.1 million, $9.2 million and $2.0 million to the WAN Rights, Optec and the Indefeasible Right, respectively. The WAN Rights have not yet been placed into service, as a result, the Company is not amortizing this asset. The acquisition of Optec was accounted for under the purchase method of accounting. The excess of the purchase price over the estimated fair value of the acquired net assets, which is approximately $5.4 million, was recorded as goodwill and will be amortized on a straight-line basis over 10 years. The Company is amortizing the Indefeasible Right on a straight-line basis over 20 years.

Slip.Net

  On January 7, 1999, the Company purchased all of the outstanding capital stock of Accelerated Information, Inc., a California corporation ("AI"), in exchange for cash of approximately $10.5 million and 187,500 shares of the Company's Series B Common Stock. By virtue of its acquisition of all of the outstanding capital stock of AI, the Company also acquired Slip.Net, Inc., a California corporation and a wholly owned subsidiary of AI ("Slip.Net"). Slip.Net is an Internet service provider ("ISP") engaged in the business of providing Internet access, web hosting services, support for e-commerce and co-location services primarily in the San Francisco Bay area.

  The Company deposited an aggregate of approximately $1.5 million of the total purchase price into an escrow account for the purpose of satisfying claims the Company may have for breach of representations, warranties or covenants made by the selling shareholders in the Stock Purchase Agreement on behalf of themselves, AI and Slip.Net. Absent a claim for indemnification, all of the funds in the escrow account other than those specifically allocated to tax matters will be released to the selling shareholders on the first anniversary of the closing. The Company used available cash to fund the acquisition.

  The acquisition was accounted for under the purchase method of accounting. In order to determine the total consideration paid, the Company assigned a value of $6.00 per share to the Series B Common Stock. This resulted in total consideration of $11.6 million. The excess of the consideration over the estimated fair value of the acquired net assets, which is approximately $10.9 million, was recorded as goodwill and will be amortized on a straight-line basis over 3 years.

Sirius

  On March 2, 1999, the Company purchased all of the outstanding capital stock of Sirius Solutions, Inc., d/b/a Sirius Connections, a California corporation ("Sirius"), in exchange for cash of approximately $7.5 million and 285,000 shares of the Company's Series B Common Stock. Sirius is an ISP engaged in the business of providing Internet access, web hosting services, support for e-commerce and co-location services primarily in the San Francisco Bay area.

  The Company deposited $500,000 and 83,333 shares of its Series B Common Stock into an escrow account for the purpose of satisfying claims the Company may have for breach of representations, warranties or covenants made by the selling shareholders in the Stock Purchase Agreement on behalf of themselves, Sirius. Absent a claim for indemnification, all of the funds in the escrow account will be released to the selling shareholders 18 months after the closing. The Company used available cash to fund the acquisition.

  The acquisition was accounted for under the purchase method of accounting. In order to determine the total consideration paid, the Company assigned a value of $6.00 per share to the Series B Common Stock. This resulted in total
consideration of $9.2 million.    The excess of the consideration over the
estimated fair value of the acquired net assets, which is approximately $9.0 million, was recorded as goodwill and will be amortized on a straight-line basis over 3 years.

Pro Forma Acquisition Information

  The following unaudited condensed pro forma information presents the unaudited results of operations of the Company as if the acquisitions of the above mentioned companies had occurred on January 1, 1998:

                         Three Months Ended
                  -----------------------------------
                  March 31, 1999    March 31, 1998
                  --------------  -------------------
                            (In Thousands)
Revenue.........     $  9,274           $ 4,993
Net loss........     $(17,825)          $(4,400)

  These pro forma results do not necessarily represent results that would have occurred if the consolidated acquisitions had taken place as of January 1, 1998, nor are they necessarily indicative of the results of future operations.

5.  SUBSEQUENT EVENTS

  The 1999 Equity Incentive Plan (the "Incentive Plan") was adopted by the Company's Board of Directors on March 8, 1999, subject to approval by the stockholders at the Company's 1999 Annual Meeting of Stockholders. The principal purposes of the Incentive Plan are to provide incentives for key employees and consultants of the Company through granting of options and stock appreciation rights ("SARs," and together with the options and the, "Awards").

  The aggregate number of shares of Series B Common Stock of the Company ("Shares") or the equivalent in other equity securities which may be issued upon exercise of options will not exceed 5,000,000. At May 1, 1999, options covering an aggregate of 1,738,250 Shares were outstanding under the Incentive Plan. In addition, as of May 1, 1999, SARs covering an aggregate of 278,550 Shares were outstanding under the Incentive Plan.

  The Quarterly Bonus Program of the Company (the "Bonus Program") was adopted by the Company's Board of Directors on May 3, 1999. The Bonus Program is intended to incentivize both individual productivity and employee retention. A bonus paid out to each eligible employee in the Bonus Program is based in part on the productivity of that participant's profit and loss center and in part on that participant's individual performance. The Company expects to pay eligible employees approximately $610,000 worth of bonuses for the quarter ended March 31, 1999. Certain executive officers may elect to receive Shares, in lieu of a cash bonus payment under the Bonus Program. An aggregate of 200,000 Shares will be available for issuance under the Bonus Program. The Company has no present knowledge of whether any eligible participant will elect to receive all or a portion of such eligible participant's bonus in stock.

6.  OTHER MATTERS

        On May 13, 1999, the City of Anaheim (the "City") filed a lawsuit in Orange County Superior Court, Case Number 809281, against FirstWorld and FirstWorld Anaheim, Inc. (collectively "FirstWorld Parties"). The City alleges that FirstWorld Parties have repudiated their contractual obligations under the Universal Telecommunications System Participation Agreement (the "Participation Agreement"), the Agreement for Use of Operating Property (the "Operating Property Agreement") and the Development Fee Agreement (the "Development Agreement," and together with the Participation Agreement and the Operating Property Agreement, the "UTS Agreements"). In addition, the City alleges, among other things, that FirstWorld Parties materially breached their obligations under the UTS Agreements by: (i) failing to commence construction of a demonstration center in downtown Anaheim and that FirstWorld Parties will not commence operation of this downtown demonstration center by June 30, 1999 under the UTS Agreements; (ii) failing to provide verification that Substantial Completion of Phase I, as each such term is defined in the UTS Agreements, has been achieved; (iii) failing to provide a "Subsequent Implementation Program" (as defined in the UTS Agreements); (iv) failing to comply with various auditing procedures in the UTS Agreements; and (v) failing to make a quarterly payment due under the Participation Agreement. The City alleges that it is entitled to damages in excess of $45 million as well as costs, pre-judgment interest and such other relief as the Court deems proper. The City also seeks specific performance compelling FirstWorld Parties to completely perform under the UTS Agreements.

        The Company believes that it is not in breach as alleged and intends to vigorously defend the action; however, there can be no assurance that an unfavorable outcome of this dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position.

        The Company is engaged in other legal actions arising in the ordinary course of its business and believes that the outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is an Internet solutions and telecommunications service provider. Specifically, the Company provides high speed Internet access, digital subscriber line ("DSL") service, web design and hosting, e-commerce support, web integration and consulting services, as well as local and long distance telephony service. The Company's business strategy incorporates a data-centric focus, with service offerings strategically bundled to address the increasingly complex data and voice communications needs of small and medium sized businesses. The Company is designing its systems to leverage advanced IP technology to deliver its end-to-end solution set. The Company uses a combination of both owned and leased facilities, with technically advanced provisioning, billing and customer care applications.

     The Company is strategically building co-location facilities within the central offices of incumbent local exchange carriers ("ILECs") and pursuing peer-like agreements with other service providers to extend the Company's service areas. In addition, the Company is building integrated data centers ("IDCs") that will house the Company's advanced voice and data service platforms. The Company's IDCs will also provide co-location space for customers, offering reliable, secure and environmentally sound facilities to run mission critical platforms and content applications.

     To date, the Company has experienced significant operating and net losses and negative cash flow from operations. To achieve positive operating margins over time, the Company must significantly increase the number of customers and increase the products and services that it can provide to its customers. It is anticipated that operating and net losses and negative operating cash flow will increase significantly for at least the next several years as the Company implements its growth strategy of expanding its operations. See "--Liquidity and Capital Resources."

REVENUE

     The Company currently offers a broad array of services, including high speed Internet access, DSL, integrated services digital network ("ISDN"), web design and hosting, e-commerce support and web integration and consulting services, as well as local and long distance telephony services. The Company intends to generate near-term revenue by replacing Internet and telephony services currently provided by ILECs, competitive local exchange carriers ("CLECs"), incumbent exchange carriers ("IXCs") and ISPs. The Company uses a dedicated sales force, agent sales force, telemarketing, direct mail and advertising to market its Internet solutions and telecommunications services. The Company also offers use of its network elements on a wholesale basis to other IXCs and ISPs.

COSTS AND EXPENSES

     NETWORK OPERATIONS. Network operations is comprised of service and network costs. Service costs consist of payments to ILECs, CLECs and IXCs for monthly recurring and non-recurring line and activation charges incurred to provide DSL, ISDN, frame relay and telephony services as well as backbone transport charges between the Company's data centers. Additional service costs include labor and materials associated with web integration and consulting services. Network costs primarily include rent and utilities associated with data centers, co-locations, points of presence ("POPs") and network operations centers ("NOCs"). Labor associated with network design and planning, technical support, customer service, installation and line repair is also included in Network costs.

     The Company has leveraged its substantial internal expertise with respect to engineering, planning and business processes to design and construct a network architecture that it believes will result in enhanced product offerings and enable the Company to improve scalability, reduce operating costs and improve network profitability.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist primarily of product marketing, sales staff and sales support expenses, general management and administrative overhead expenses and office leases.

     CAPITAL EXPENDITURES. The Company employs a demand-driven approach to network deployment. This approach is intended to minimize capital expenditure and maximize flexibility to serve the higher margin data market as demand for high speed data communication services grows. The Company connects customers to its networks through direct fiber connections, DSL, unbundled network elements leased from the ILEC or other providers, depending on the most cost-effective connection that will support the bundle of services provided to the customer.

RESULTS OF OPERATIONS

  QUARTER ENDED MARCH 31, 1999 COMPARED WITH THE QUARTER ENDED MARCH 31, 1998

     Revenue increased from $130,000 for the quarter ended March 31, 1998 to $8.3 million for the quarter ended March 31, 1999, an increase of $8.1 million or 6,255%. This increase is due primarily to the Company's various acquisitions during the quarters ended December 31, 1998 and March 31, 1999. Optec contributed approximately $4.8 million of web integration and consulting services revenue during the quarter ended March 31, 1999. Slip.Net and Sirius contributed approximately $1.9 million of Internet services revenue during this same period. Lastly, approximately $1.4 million of the total increase in revenue resulted from growth and expansion of the Company's customer base for Internet services, web integration and telephony primarily in the Southern California area.

     Network operations expenses increased from $192,000 for the quarter ended March 31, 1998 to $5.7 million for the quarter ended March 31, 1999, an increase of $5.5 million or approximately 2,867%. Optec, Slip.Net and Sirius increased network operations expense in aggregate by approximately $3.9 million. The remaining increase is due to the cost of providing service to the expanded customer base in the Southern California area.

     Selling, general and administrative expenses increased from $2.5 million for the quarter ended March 31, 1998 to $10.9 million for the quarter ended March 31, 1999, an increase of $8.4 million or approximately 332%. Optec, Slip.Net and Sirius increased selling, general and administrative expense in aggregate by approximately $2.6 million. Salaries and other related expenses increased approximately $3.9 million primarily due to higher staffing levels. In addition, bonuses in the amount of $610,000 were accrued during the quarter ended March 31, 1999. The increase also resulted in part from the Company's obligations under separate management consulting agreements the Company entered into in December 1997, with a term starting in 1998, with Corporate Managers, LLC, an affiliate of Colorado Spectra 3, LLC ("Spectra 3"), and Enron Capital & Trade Resources Corp. ("Enron"), pursuant to which the Company incurred costs aggregating $250,000 during the quarter ended March 31, 1999. Spectra 3 and an affiliate of Enron are significant stockholders in the Company. The remaining increase is due to higher overall expenses resulting from expansion of operations in accordance with the execution of the Company's business plan.

     Depreciation and amortization expenses increased from $551,000 for the quarter ended March 31, 1998 to $3.0 million for the quarter ended March 31,
1999, an increase of $2.4 million or approximately 442%.   The majority of the
increase in depreciation and amortization is due to the amortization of goodwill associated with the Optec, Slip.Net and Sirius acquisitions. Amortization of the goodwill associated with these acquisitions approximated $1.4 million for the quarter ended March 31, 1999. The remaining increase primarily relates to depreciation expense associated with equipment purchased in connection with the overall expansion of operations in accordance with the execution of the Company's business plan.

     Interest income increased from $49,000 for the quarter ended March 31, 1998 to $2.4 million for the quarter ended March 31, 1999, an increase of $2.4 million or approximately 4,800%. The increase is attributable to the availability of additional funds from the sale of the Senior Notes (as defined below), which funds have been invested in marketable securities and cash equivalents. Marketable securities consist of commercial paper with original maturities of beyond three months but less than six months. The Company has classified its marketable securities as "held to maturity," as management has the intent and ability to hold these securities to maturity.

     Interest expense increased from $1.1 million for the quarter ended March 31, 1998 to $8.8 million for the quarter ended March 31, 1999, an increase of $7.7 million or approximately 681%. This increase relates primarily to interest expense associated with the Senior Notes (as defined below), inclusive of the amortization of related debt discount and deferred financing costs, offset by a reduction in interest expense associated with a revolving credit facility which was terminated in April 1998 (the "Credit Facility"), inclusive of the amortization of related debt discount and deferred financing costs. During the quarter ended March 31, 1999 approximately $141,000 of interest was capitalized. No interest was capitalized during the quarter ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's existing operations have required and will continue to require substantial capital investment for the installation of telecommunications equipment, DSL, IDCs, co-locations, fiber optics and other electronics and related equipment and the funding of operating losses during the start-up phase of markets targeted by the Company. In addition, the Company's strategic plan calls for expansion into additional market areas. Such expansion will require significant additional capital for the design, development and construction of the Company's network, business acquisitions and the funding of operating losses as a result of expanding the network into new markets.

     From its inception through March 31, 1999, the Company raised approximately $67 million from the private sale of stock. On December 30, 1997, the Company consummated a private placement of equity securities to Spectra 3 and Enron. Aggregate proceeds from this offering totaled approximately $26.1 million, net of offering commissions and certain other advisory fees, and were received on January 6, 1998. On April 13, 1998, the Company completed an offering of debt securities (the "Debt Offering") pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). In the Debt Offering, the Company sold 470,000 units consisting of 13% Senior Discount Notes due 2008 (the
"Senior Notes") and warrants to purchase an aggregate of 3,713,094 shares of the Company's Series B Common Stock. On April 13, 1998, the Company also completed a $20 million private placement to Spectra 3 and Enron (the "Additional Equity Investment"), pursuant to the exercise of an existing option held by Spectra 3 and Enron. The aggregate net proceeds of the Debt Offering and the Additional Equity Investment were $260.7 million. The Company terminated the Credit Facility concurrently with the closing of the Debt Offering and paid a $1.0 million termination fee pursuant to the terms thereof.

     The Company's most significant sources and uses of funds for the three months ended March 31, 1999 are as follows (000s):

Sources of funds:
     Maturities of held-to-maturity marketable securities                 $170,030
     Proceeds from the exercise of stock options and warrants                  342
                                                                          --------
          Total sources of cash                                           $170,372
                                                                          ========

Uses of funds:
     Net cash used by operating activities                                $ 11,930
     Purchases of held-to-maturity marketable securities                    84,235
     Acquisitions, net of cash acquired                                     17,789
     Purchase of property and equipment                                      5,651
     Payments associated with debt and capital leases                          263
                                                                          --------
          Total uses of cash                                              $119,868
                                                                          ========

     The substantial capital investment required to initiate the Company's services and the funding of the Company's initial operations has resulted in negative cash flow since its inception. This negative cash flow is the result of the Company's capital expansion and acquisition activities. The Company expects to continue to experience negative cash flow for the foreseeable future due to expansion through acquisitions and other activities associated with the development of the Company's markets. There can be no assurance that break-even cash flow can be attained in subsequent periods. Until sufficient cash flow is generated, the Company will be required to utilize its current and future capital resources to meet its cash flow requirements and may be required to issue additional debt and/or equity securities. The Company believes that it currently has sufficient capital to support 1999 operations and to execute its 1999 capital expenditure plan.

     Acquisition Activities

     On November 24, 1998, the Company purchased all of the outstanding capital stock of Optec from ECI. Optec is a web integrator with operations in Oregon and Washington and has approximately 90 employees in engineering, sales and operations. The Company also purchased from ECI an indefeasible right of use to fiber optic cable in a metropolitan area network serving Portland, Oregon with routes connecting Beaverton and Hillsboro, Oregon. In addition, the Company obtained rights to OC-3 level capacity on a wide area network ("WAN") being developed by ECI that will connect up to 15 cities nationwide. The Company paid an aggregate of $18 million in cash for the Optec capital stock, the indefeasible rights of use and the WAN rights. The Company also repaid at closing approximately $4 million of Optec's indebtedness to ECI. The Company used available cash to fund the acquisition.

     On January 7, 1999, the Company purchased all of the outstanding capital stock of AI, in exchange for cash of $10.5 million and 187,500 shares of the Company's Series B Common Stock. By virtue of its acquisition of all of the outstanding capital stock of AI, the Company also acquired Slip.Net. Slip.Net is an ISP engaged in the business of providing Internet access, web hosting services, support for e-commerce and co-location services primarily in the San Francisco Bay area.

     On March 2, 1999, the Company purchased all of the outstanding capital stock of Sirius, in exchange for cash of approximately $7.5 million and 285,000 shares of the Company's Series B Common Stock. Sirius is an ISP engaged in the business of providing Internet access, web hosting services, support for e-commerce and co-location services primarily in the San Francisco Bay area.

     Fair Value of Financial Instruments

     With the exception of the Company's Senior Discount Notes, management believes that the carrying amounts shown for the Company's financial instruments reasonably approximate their fair values. The fair value of the Company's Senior Discount Notes, determined based on quoted high-yield market bid prices, approximates $181.0 million at March 31, 1999. The carrying amount of such Senior Discount Notes at March 31, 1999 was $266.4 million. However, on May 12, 1999, the fair value of the Senior Discount Notes, determined based on quoted high-yield market bid prices, had increased to approximately $256.4 million.

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

     Costs: The Company has not yet determined the full cost of its Year 2000 readiness program and its related impact on its financial condition. The budgeted amount for the cost of the Company's Year 2000 effort is approximately $500,000. Through March 31, 1999, expenditures totaled less than $100,000. The Company currently expects to use two full-time equivalent workers to support its Year 2000 effort, a figure representing approximately 7% of the budgeted IT staff. While there can be no assurance, the Company believes its costs to successfully mitigate the Year 2000 issue will not be material to its operations. No assurance can be made, however, as to the total cost for the Year 2000 program until the program has been completed.

     Risks: The Company currently believes it is taking all necessary steps to resolve its Year 2000 issues. To date the Company has no indication that any specific function or system is so deficient that it will threaten the Company's Year 2000 schedule. Although the Company does not expect to incur significant expenditures to upgrade its systems to address Year 2000 problems, there can be no assurance the Company will be able to identify all Year 2000 problems in advance of their occurrence, or that the Company will be able to successfully remedy all problems.

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

     The Company may make business acquisitions during 1999. The acquisition of a company which has failed to address its Year 2000 issues could have a material adverse affect on the Company's own Year 2000 effort. To minimize this risk, the Company has instituted guidelines that include Year 2000 readiness as a crucial due diligence factor.

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

     Contingency Plans: Given the extent to which the Company relies on external vendors and suppliers -- including ILECs -- there can be no assurance that, despite the Company's best efforts, no Year 2000-related problems will occur. The Company has begun to evaluate the risks associated with likely worst-case Year 2000 scenarios, and is developing contingency plans to address each scenario. These contingency plans include the switching of carriers and similar workarounds. The Company currently expects to circulate identified risks and potential resolutions in the form of a contingency plan by the end of May. This plan will be monitored and updated as part of an on-going process that the Company currently expects to continue throughout 1999 and into the first three months of the year 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company believes there has been no significant changes in the market risk associated with its financial instruments since September 30, 1998.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

         On May 13, 1999, the City of Anaheim (the "City") filed a lawsuit in Orange County Superior Court, Case Number 809281, against FirstWorld and FirstWorld Anaheim, Inc. (collectively "FirstWorld Parties"). The City alleges that FirstWorld Parties have repudiated their contractual obligations under the Universal Telecommunications System Participation Agreement (the "Participation Agreement"), the Agreement for Use of Operating Property (the "Operating Property Agreement") and the Development Fee Agreement (the "Development Agreement," and together with the Participation Agreement and the Operating Property Agreement, the "UTS Agreements"). In addition, the City alleges, among other things, that FirstWorld Parties materially breached their obligations under the UTS Agreements by: (i) failing to commence construction of a demonstration center in downtown Anaheim and that FirstWorld Parties will not commence operation of this downtown demonstration center by June 30, 1999 under the UTS Agreements; (ii) failing to provide verification that Substantial Completion of Phase I, as each such term is defined in the UTS Agreements, has been achieved; (iii) failing to provide a "Subsequent Implementation Program" (as defined in the UTS Agreements); (iv) failing to comply with various auditing procedures in the UTS Agreements; and (v) failing to make a quarterly payment due under the Participation Agreement. The City alleges that it is entitled to damages in excess of $45 million as well as costs, pre-judgment interest and such other relief as the Court deems proper. The City also seeks specific performance compelling FirstWorld Parties to completely perform under the UTS Agreements.

        The Company believes that it is not in breach as alleged and intends to vigorously defend the action; however, there can be no assurance that an unfavorable outcome of this dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position.

        The Company is engaged in other legal actions arising in the ordinary course of its business and believes that the outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.


ITEM 6.  Exhibits And Reports On Form 8-K

  (a) Exhibits:

      Exhibit 10.35  Employment Agreement between the Company and Paul C. Adams.

      Exhibit 10.36 First Amendment to Lease between the Registrant and The Prudential Insurance Company of America dated December 1, 1998.

      Exhibit 27.1   Financial Data Schedule

  (b) Two reports on Form 8-K were filed in the 3 month period ended March 31, 1999:

                                                                       Were any financial
                         Item Reported                                 statements filed?    Date of filing
---------------------------------------------------------------------  ------------------   --------------

Item 5 - Other Event - Acquisition of Accelerated Information, Inc.           No            January 20, 1999

Item 5 - Other Event - Acquisition of Sirius Solutions, Inc.                  No            March 29, 1999

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             FIRSTWORLD COMMUNICATIONS, INC.,
                                             a Delaware corporation
                                             (Registrant)



                  SIGNATURE                                            TITLE                                   DATE
----------------------------------------------  ---------------------------------------------------  ------------------------

/s/  SHELDON S. OHRINGER                          President, Chief Executive Officer and Director          May 14, 1999
----------------------------------------------    (Principal Executive Officer)
Sheldon S. Ohringer


/s/  PAUL C. ADAMS                                Vice President, Finance, Treasurer and Assistant         May 14, 1999
----------------------------------------------    Secretary (Principal Financial and Accounting
Paul C. Adams                                     Officer)
