Form 10-Q
period 1999-06-30
FIRSTWORLD COMMUNICATIONS INC
filed 1999-08-16
CIK 1061583

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ________________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                        COMMISSION FILE NUMBER 0-24953

                        FIRSTWORLD COMMUNICATIONS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         DELAWARE                                      33-0521976
(STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
 INCORPORATION OR ORGANIZATION)

                               ________________

                           8390 E. CRESCENT PARKWAY
                                   SUITE 300
                          GREENWOOD VILLAGE, CO 80111
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                  (ZIP CODE)

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

                                [X] YES  [_] NO

  AS OF AUGUST 1, 1999, THE REGISTRANT'S OUTSTANDING COMMON STOCK CONSISTED OF 10,135,164 SHARES OF SERIES A COMMON STOCK AND 18,530,263 SHARES OF SERIES B COMMON STOCK.

================================================================================

FIRSTWORLD COMMUNICATIONS, INC.
INDEX


                                                                                                   PAGE
                                                                                                 ---------
               FORWARD-LOOKING STATEMENTS                                                                3

               PART I.  FINANCIAL INFORMATION

               Item 1.  Financial Statements
                  Consolidated Balance Sheets at June 30, 1999 (unaudited),
                    December 31, 1998 (unaudited) and September 30, 1998.......................          4
                  Consolidated Statements of Operations (unaudited) for the
                    Three months ended June 30, 1999 and 1998 and
                    Six months ended June 30,1999 and 1998.....................................          5
                  Consolidated Statements of Cash Flows (unaudited) for the
                    Six months ended June 30, 1999 and 1998....................................          6
                  Notes to Consolidated Financial Statements...................................          7

               Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations....................................................         11

               Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............         18

               PART II.  OTHER INFORMATION

               Item 1.  Legal Matters..........................................................         19
               Item 4.  Submission of Matters to a Vote of Security Holders....................         19
               Item 6.  Exhibits and Reports on Form 8-K.......................................         20

               SIGNATURES......................................................................         21

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FIRSTWORLD COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                                        JUNE 30,      DECEMBER 31,     SEPTEMBER 30,
                                                                         1999            1998              1998
                                                                    ---------------  ---------------  ---------------
                                                                      (UNAUDITED)     (UNAUDITED)
                                  ASSETS
Current assets:
  Cash and cash equivalents                                         $        24,249  $        29,659  $        72,039
  Marketable securities                                                     117,794          170,030          165,591
  Interest receivable                                                         1,657            2,228            3,017
  Accounts receivable, net                                                    6,639            4,663              493
  Revenues in excess of billings                                              1,621            1,539               --
  Prepaid expenses and other                                                  2,486              399              317
                                                                    ---------------  ---------------  ---------------
        Total current assets                                                154,446          208,518          241,457
                                                                    ---------------  ---------------  ---------------
Property and equipment, net                                                  71,711           61,247           44,020
Deferred financing costs, net                                                 7,785            8,259            8,217
Goodwill and intangibles, net                                                39,096           16,410               --
Other assets                                                                  3,974              382              411
                                                                    ---------------  ---------------  ---------------
        Total assets                                                $       277,012  $       294,816  $       294,105
                                                                    ===============  ===============  ===============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                  $         8,144  $        13,573  $         6,611
  Accrued interest                                                            1,114              586              546
  Accrued payroll related liabilities                                         2,556            1,156              222
  Other accrued liabilities                                                   7,918            2,835              694
  Long-term debt, current portion                                                98               75               30
  Capital lease obligations, current portion                                    455              259              788
                                                                    ---------------  ---------------  ---------------
        Total current liabilities                                            20,285          18,484             8,891
                                                                    ---------------  ---------------  ---------------

Long-term debt, net of current portion and discount                         275,526          258,135          249,726
Capital lease obligation, net of current portion                              6,446            6,403            6,115
                                                                    ---------------  ---------------  ---------------
        Total liabilities                                                   302,257          283,022          264,732
                                                                    ---------------  ---------------  ---------------

Stockholders' equity (deficit):
  Preferred stock, $.0001 par value per share,
    10,000,000 shares authorized; no shares outstanding
  Common stock, voting, $.0001 par value, 100,000,000 shares authorized;
      Series A, 10,135,164 shares designated; 10,135,164 shares
        issued and outstanding at June 30, 1999, December 31,
        1998 and September 30, 1998                                               1                1                1
      Series B, 89,864,836 shares designated; 17,147,774,
        16,137,958 and 15,929,708 shares issued and outstanding
        at June 30, 1999, December 31, 1998 and September 30, 1998,
        respectively                                                              2                2                2
  Additional paid-in capital                                                 48,849           45,830           45,617
  Warrants                                                                   31,963           31,963           31,963
  Stockholder receivables                                                       (45)            (158)             (97)
  Accumulated deficit                                                      (106,015)         (65,844)         (48,113)
                                                                    ---------------  ---------------  ---------------
        Total stockholders' equity (deficit)                                (25,245)          11,794           29,373
                                                                    ---------------  ---------------  ---------------
        Total liabilities and stockholders' equity (deficit)        $       277,012  $       294,816  $       294,105
                                                                    ===============  ===============  ===============

                See notes to consolidated financial statements.

FIRSTWORLD COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS)



                                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                             ---------------------------------     -------------------------------

                                                               JUNE 30, 1999     JUNE 30, 1998     JUNE 30, 1999     JUNE 30, 1998
                                                             ----------------   --------------     -------------    --------------
Revenue:
 Internet services                                           $          3,865   $           --     $       6,277    $           --
 Web integration and consulting services                                7,124               --            12,331                --
 Telephony services                                                     1,189              416             1,832               546
                                                             ----------------   --------------     -------------    --------------
   Total revenue                                                       12,178              416            20,440               546
                                                             ----------------   --------------     -------------    --------------

Cost and expenses:
 Network and service costs                                              8,886              247            14,582               439
 Selling, general and administrative expenses                          13,723            4,898            24,635             7,423
 Depreciation and amortization                                          4,325              811             7,314             1,362
                                                             ----------------   --------------     -------------    --------------
   Total costs and expenses                                            26,934            5,956            46,531             9,224
                                                             ----------------   --------------     -------------    --------------

Loss from operations                                                  (14,756)          (5,540)          (26,091)           (8,678)

Other income (expense):
 Interest income                                                        2,047            3,191             4,448             3,240
 Interest expense                                                      (9,698)          (8,592)          (18,528)           (9,723)
                                                             ----------------   --------------     -------------    --------------
   Total other expense                                                 (7,651)          (5,401)          (14,080)           (6,483)
                                                             ----------------   --------------     -------------    --------------

Net loss before extraordinary item                                    (22,407)         (10,941)          (40,171)          (15,161)

Extraordinary item - extinguishment of debt                                --           (4,731)               --            (4,731)
                                                             ----------------   --------------     -------------    --------------

Net loss                                                     $        (22,407)  $      (15,672)    $     (40,171)   $      (19,892)
                                                             ================   ==============     =============    ==============


                See notes to consolidated financial statements.

FIRSTWORLD COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)


                                                                                                     SIX MONTHS ENDED
                                                                                              -------------------------------

                                                                                              JUNE 30, 1999     JUNE 30, 1998
                                                                                              -------------     -------------
Cash flows from operating activities:
  Net loss                                                                                    $     (40,171)    $     (19,892)
  Adjustments to reconcile net loss
   to net cash used by operating activities:
    Depreciation and amortization expense                                                             7,314             1,362
    Amortization of deferred financing costs                                                            474               416
    Accretion of senior discount notes                                                               17,320             8,546
    Extraordinary loss on extinguishment of debt                                                         --             3,674
    Changes in assets and liabilities, net of effects of acquisitions:
      Restricted cash related to operating activities                                                    --                50
      Accounts receivable                                                                            (1,232)             (224)
      Interest receivable                                                                               571            (2,223)
      Other assets                                                                                   (1,601)             (378)
      Accounts payable                                                                               (6,030)              784
      Accrued payroll related liabilities                                                             1,380                --
      Revenue in excess of billings                                                                    (337)               --
      Other liabilities                                                                               1,948            (1,752)
                                                                                              -------------     -------------
        Net cash used by operating activities                                                       (20,364)           (9,637)
                                                                                              -------------     -------------

Cash flows from investing activities:
  Purchases of held-to-maturity marketable securities                                              (153,222)         (145,425)
  Maturities of held-to-maturity marketable securities                                              205,457                --
  Acquisitions, net of cash acquired                                                                (22,096)               --
  Purchase of property and equipment                                                                (14,324)           (9,822)
                                                                                              -------------     -------------
        Net cash provided (used) by investing activities                                             15,815          (155,247)
                                                                                              -------------     -------------

Cash flows from financing activities:
  Proceeds from issuance of senior discount notes and related warrants                                   --           242,698
  Proceeds from issuance of Series A Common Stock and related warrants                                   --            26,137
  Proceeds from issuance of Series B Common Stock and related warrants                                   --            18,757
  Proceeds from exercise of stock options and warrants                                                  719                99
  Principal payments on debt and capital leases                                                      (1,580)             (704)
  Payments on revolving credit facility                                                                  --           (16,300)
  Proceeds from short-term borrowings and related warrants                                               --               426
  Payment of deferred financing costs                                                                    --              (828)
                                                                                              -------------     -------------
        Net cash (used) provided by financing activities                                               (861)          270,285
                                                                                              -------------     -------------

Net (decrease) increase in cash and cash equivalents                                                 (5,410)          105,401
Cash and cash equivalents, beginning of period                                                       29,659               270
                                                                                              -------------     -------------
Cash and cash equivalents, end of period                                                      $      24,249     $     105,671
                                                                                              =============     =============

Supplemental cash flow information:
  Effects of acquisition:
   Assets acquired                                                                            $      29,268     $          --
   Liabilities assumed                                                                               (4,856)               --
   Common stock issued                                                                               (2,316)               --
   Less cash paid                                                                                   (22,334)               --
                                                                                              -------------     -------------
        Net cash acquired from acquisitions                                                   $        (238)    $          --
                                                                                              =============     =============

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

  As the Company pursues acquisitions and expansion of its network and services to additional areas or if the Company's available cash resources are not sufficient to fund all of the Company's operating expenses and capital expenditures, the Company will require additional capital. The Company may obtain additional funding through the public or private sale of debt and/or equity securities or through securing vendor financing and/or a bank credit facility. However, there can be no assurance that the Company will obtain such funding.

  In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented for the Company. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and related notes thereto filed with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, as amended on Form 10-K/A. Certain 1998 amounts have been reclassified to conform to the 1999 basis of presentation.

2.   CHANGE IN FISCAL YEAR

  At a meeting held on October 16, 1998, the Board of Directors of the Company voted to change the Company's fiscal year end from September 30 to December 31, beginning with a short period ending on December 31, 1998.

3.   REVENUE RECOGNITION

  The Company primarily recognizes revenue on Internet and telephony services in the month such services are provided. Amounts billed relating to future periods are recorded as deferred revenue and are recognized in revenue as services are rendered. Web integration and consulting services revenue consists primarily of revenue generated by the Company's subsidiary, Optec, Inc., doing business as FirstWorld Northwest, Inc. ("Optec") (described below). Revenues and expenses related to web integration and consulting services are recognized under the percentage-of-completion method of accounting based on the ratio that costs incurred bear to the total estimated costs for each contract. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

4.  BUSINESS ACQUISITIONS

Optec

  The Company completed the acquisition of Optec on November 24, 1998. The Company purchased for cash all of the outstanding capital stock of Optec from Enron Communications, Inc. ("ECI"), an affiliate of a principal stockholder of the Company. Optec is a telecommunications systems and data networks integrator with operations primarily in Oregon and Washington. Simultaneous to this transaction, the Company also purchased from ECI an indefeasible right of use to fiber optic cable in a metropolitan area network serving Portland, Oregon with routes connecting Beaverton and Hillsboro, Oregon (the "Fiber Optic Rights").
In addition, the Company obtained rights to OC-3 level capacity on a long-haul network being developed by ECI that will connect up to 15 cities nationwide, for approximately seven years depending on the completion dates of ECI's wide area network (the "Long-haul Network Rights"). The Company paid an aggregate of $18.3 million for the Optec capital stock, the Fiber Optic Rights and the Long-haul Network Rights. The Company also repaid at closing approximately $4.0 million of Optec's indebtedness to ECI. The Company assigned values of $11.1 million, $9.2 million and $2.0 million to the Long-haul Network Rights, Optec and the Fiber Optic Rights, respectively.

     The acquisition of Optec was accounted for under the purchase method of accounting. The excess of the purchase price over the estimated fair value of the acquired net assets, which is approximately $5.5 million, as adjusted, was recorded as goodwill and will be amortized on a straight-line basis over 10 years. The Company is amortizing the Fiber Optic Rights on a straight-line basis over 20 years. The Long-haul Network Rights have not yet been placed into service, as a result, the Company is not amortizing this asset.

Slip.Net

  On January 7, 1999, the Company purchased all of the outstanding capital stock of Accelerated Information, Inc., a California corporation ("AI"), in exchange for cash of approximately $10.5 million and 187,500 shares of the Company's Series B Common Stock. By virtue of its acquisition of all of the outstanding capital stock of AI, the Company also acquired Slip.Net, Inc., a California corporation and a wholly owned subsidiary of AI ("Slip.Net"). Slip.Net is an Internet service provider ("ISP") engaged in the business of providing Internet access, web hosting services, e-commerce support and co-location services primarily in the San Francisco Bay area.

  The acquisition was accounted for under the purchase method of accounting. In order to determine the total consideration paid, the Company assigned a value, based on a valuation performed by an independent third party, of $3.68, as adjusted, per share to the Series B Common Stock. This resulted in total
consideration of $11.1 million, as adjusted.    The excess of the consideration
over the estimated fair value of the acquired net assets, which is approximately $10.8 million, as adjusted, was recorded as goodwill and will be amortized on a straight-line basis over three years.

Sirius

  On March 2, 1999, the Company purchased all of the outstanding capital stock of Sirius Solutions, Inc., d/b/a Sirius Connections, a California corporation ("Sirius"), in exchange for cash of approximately $7.5 million and 285,000 shares of the Company's Series B Common Stock. Sirius is an ISP engaged in the business of providing Internet access, web hosting services, e-commerce support and co-location services primarily in the San Francisco Bay area.

  The acquisition was accounted for under the purchase method of accounting. In order to determine the total consideration paid, the Company assigned a value, based on a valuation performed by an independent third party of $4.02, as adjusted, per share to the Series B Common Stock. This resulted in total consideration of $8.6 million, as adjusted. The excess of the consideration over the estimated fair value of the acquired net liabilities, which is approximately $8.7 million, as adjusted, was recorded as goodwill and will be amortized on a straight-line basis over three years.

Hypercon

  On June 1, 1999, the Company purchased all of the outstanding capital stock of Hypercon, Inc. ("Hypercon"), in exchange for cash of approximately $2.0 million
and 50,000 shares of the Company's Series B Common Stock.   Subsequent to the
acquisition, the Company repaid approximately $215,000 in debt. Hypercon is an ISP engaged in the business of providing Internet access, web hosting services, e-commerce support and co-location services in the Houston metropolitan area.

  The acquisition was accounted for under the purchase method of accounting. In order to determine the total consideration paid, the Company assigned a value of $6.00 per share to the Series B Common Stock. This resulted in total consideration of $2.3 million and assumption of certain liabilities. The excess of the consideration over the estimated fair value of the acquired net liabilities, which is approximately $2.9 million, was recorded as goodwill and will be amortized on a straight-line basis over three years.

Internet Express

  On June 14, 1999, the Company purchased all of the outstanding membership interests of Internet Express, LLC ("Internet Express"), in exchange for cash of approximately $1.0 million and 30,000 shares of the Company's Series B Common Stock. Subsequent to the acquisition, the Company repaid approximately $918,000 in various liabilities. Internet Express is an ISP engaged in the business of providing Internet access and web hosting services in the Denver metropolitan area, Front Range of Colorado, Pueblo and Albuquerque.

  The acquisition was accounted for under the purchase method of accounting. In order to determine the total consideration paid, the Company assigned a value of $6.00 per share to the Series B Common Stock. This resulted in total consideration of $1.2 million and assumption of certain liabilities. The excess of the consideration over the estimated fair value of the acquired net liabilities, which is approximately $2.2 million, was recorded as goodwill and will be amortized on a straight-line basis over three years.

inQuo

  On June 22, 1999, the Company purchased all of the outstanding capital stock of inQuo, Inc. ("inQuo"), in exchange for cash of approximately $844,000. inQuo is an ISP engaged in the business of providing dedicated Internet access including digital subscriber line ("DSL") in Salt Lake City metropolitan area.

  The acquisition was accounted for under the purchase method of accounting. The excess of the consideration over the estimated fair value of the acquired net liabilities, which is approximately $1.0 million, was recorded as goodwill and will be amortized on a straight-line basis over three years.


Pro Forma Acquisition Information

  The following unaudited condensed pro forma information presents the unaudited results of operations of the Company as if the acquisitions of the above mentioned companies had occurred on January 1, 1998:

                     Three Months Ended                Six Months Ended
                ----------------------------    ----------------------------
                June 30, 1999  June 30, 1998    June 30, 1999  June 30, 1998
                -------------  -------------    -------------  -------------
                       (In Thousands)                  (In Thousands)

  Revenue...... $      12,852  $       8,556    $      22,941  $      14,545
  Net loss..... $     (22,406) $     (15,354)   $     (40,440) $     (19,641)

  These pro forma results do not necessarily represent results that would have occurred if the consolidated acquisitions had taken place as of January 1, 1998, nor are they necessarily indicative of the results of future operations.

5.   EMPLOYEE BENEFITS PLANS

  The 1999 Equity Incentive Plan (the "Incentive Plan") was adopted by the Company's Board of Directors on March 8, 1999, which was approved by the stockholders at the Company's 1999 Annual Meeting of Stockholders. The principal purposes of the Incentive Plan are to provide incentives for key employees and consultants of the Company through granting of options and stock appreciation rights ("SARs").

  The aggregate number of shares of Series B Common Stock of the Company ("Shares") or the equivalent in other equity securities which may be issued upon exercise of options may not exceed 5,000,000. At August 1, 1999, there were an aggregate of 1,985,250 Shares and 361,700 SARs outstanding under the Incentive Plan at grant prices ranging from $6.00 to $7.50.

  The Quarterly Bonus Program of the Company (the "Bonus Program") was adopted by the Company's Board of Directors on May 3, 1999, which was also approved by the stockholders at the Company's 1999 Annual Meeting of Stockholders. The Bonus Program is intended to incentivize both individual productivity and employee retention. A bonus paid out to each eligible employee in the Bonus Program is based in part on the productivity of that participant's profit and loss center and in part on that participant's individual performance. Certain executive officers may elect to receive shares, in lieu of a cash bonus payment under the Bonus Program. An aggregate of 200,000 Shares will be available for issuance under the Bonus Program. The Company incurred expenses related to the Bonus Program of approximately $640,000 and $1.0 million for the three and six months ended June 31, 1999 and June 30, 1999, respectively.

6.   SUBSEQUENT EVENTS

Transport Logic

  On July 7, 1999, the Company acquired all of the outstanding capital stock of Oregon Professional Services, Inc., an Oregon corporation ("OPS") in exchange for approximately $7.2 million in cash and 393,000 shares of the Company's Series B Common Stock. By virtue of its acquisition of all the outstanding capital stock of OPS, the Company also acquired Transport Logic, Inc., an Oregon corporation ("Transport Logic"), a wholly owned subsidiary of OPS. Transport Logic is an ISP in the business of providing Internet access, web hosting services, support for e-commerce and co-location services in the Pacific Northwest.

InteleNet

  On July 14, 1999, the Company purchased all of the outstanding capital stock of InteleNet Communications, Inc., ("InteleNet") in exchange for cash of approximately $16.0 million and 875,000 shares of the Company's Series B Common
Stock.   Intelenet is an IPS providing advanced connectivity, data center services and networking consulting in Southern California.

7.   OTHER MATTERS

City of Anaheim

  On May 13, 1999, the City of Anaheim (the "City") filed a lawsuit in Orange County Superior Court, Case Number 809281, against FirstWorld and FirstWorld Anaheim, Inc. (collectively "FirstWorld Parties"). The City alleges that FirstWorld Parties have repudiated their contractual obligations under the Universal Telecommunications System Participation Agreement (the "Participation Agreement"), the Agreement for Use of Operating Property (the "Operating Property Agreement") and the Development Fee Agreement (the "Development Agreement," and together with the Participation Agreement and the Operating Property Agreement, the "UTS Agreements"). In addition, the City alleges, among other things, that FirstWorld Parties materially breached their obligations under the UTS Agreements by: (i) failing to commence construction of a demonstration center in downtown Anaheim and that FirstWorld Parties will not commence operation of this downtown demonstration center by June 30, 1999 under the UTS Agreements; (ii) failing to provide verification that Substantial Completion of Phase I, as each such term is defined in the UTS Agreements, has been achieved; (iii) failing to provide a "Subsequent Implementation Program" (as defined in the UTS Agreements); (iv) failing to comply with various auditing procedures in the UTS Agreements; and (v) failing to make a quarterly payment due under the Participation Agreement. The City alleges that it is entitled to damages in excess of $45 million as well as costs, pre-judgment interest and such other relief as the Court deems proper. The City also seeks specific performance compelling FirstWorld Parties to completely perform under the UTS Agreements. The Company has filed a motion to arbitrate the dispute, which will be heard on September 9, 1999.

  The Company believes that it is not in breach as alleged and intends to vigorously defend the action; however, there can be no assurance that an unfavorable outcome of this dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position.

Dina Partners L.P.

  On October 16, 1998, the Company filed a declaratory relief action in San Diego Superior Court, asking the Court to find that the Company is not obligated to offer stock to Dina Partners L.P. ("Dina") with respect to the December 30, 1997 equity investment by Spectra 3 and Enron. Dina had previously indicated in conversations with FirstWorld officers and counsel and in writing that it believed the Company had breached a certain Amended and Restated Investor Rights Agreement to which the Company and Dina were parties by refusing to allow Dina to purchase additional stock in the Company. On December 3, 1998, in answer to the Company's complaint, Dina filed a general denial with the court. Although the ultimate resolution of this dispute is subject to the uncertainties inherent in litigation, the Company does not believe that the resolution of the declaratory relief action will have a material adverse effect on the Company's results of operations, liquidity or financial position.

Other

  The Company is engaged in other legal actions arising in the ordinary course of its business and believes that the outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company is a rapidly growing provider of data-centric communications services. Our service offerings include high-speed Internet access, DSL, web hosting and design, data center co-location, e-commerce support and web integration and consulting services. To complement our data services offerings, the Company also provides local and long distance telephony services. We are also in the process of constructing several data centers that will house our data, Internet and voice service equipment and provide space for customers to co-locate their equipment. The Company's business strategy incorporates this data-centric focus, with service offerings strategically bundled to address the increasingly complex data and voice communications needs of small- and medium-sized businesses. The Company is designing its systems to leverage advanced Internet protocol technology to deliver its end-to-end solution set. The Company uses a combination of both owned and leased facilities.

  To date, the Company has experienced significant operating and net losses and negative cash flow from operations. To achieve positive operating margins over time, the Company must significantly increase the number of customers and increase the products and services that it can provide to its customers. It is anticipated that operating and net losses and negative operating cash flow from operations will increase significantly for at least the next several years as
the Company implements its growth strategy of expanding its operations.   See "-
-Liquidity and Capital Resources."

REVENUE

  The Company derives revenue from three primary sources: Internet services, web integration and consulting services and telephony services.

  Internet services revenue is derived from providing dial-up and dedicated high-speed Internet access, DSL, web hosting and design and e-commerce services. Revenues for all Internet services, other than e-commerce, are recognized as the service is provided. Revenues for development of e-commerce applications are recognized under the percentage-of-completion method of accounting based upon the ratio that costs incurred bear to the total estimated costs for each e-commerce application development. Amounts billed relating to future periods are recorded as deferred revenue and are recognized in revenue as services are rendered.

  Web integration and consulting services revenue is derived from network consulting, design, integration, equipment sales and management services. Revenues are recognized under the percentage-of-completion method of accounting based upon the ratio that costs incurred bear to the total estimated cost for each contract.

  Telephony services revenue is generated from local and long distance telephone services. The Company generates telephony services revenue by replacing the basic telephony services currently provided by ILECs, interexchange carriers ("IXCs") and competitive local exchange carriers ("CLECs"), including local, long distance and other voice services. Revenues are recognized in the month telephony services are provided. Amounts billed relating to future periods are recorded as deferred revenue and are recognized in revenue as services are rendered.

COSTS AND EXPENSES

Network and Service Costs

  Network and service costs include a variety of service and network costs. Service costs consist of payments to other communication carriers and DSL wholesalers for monthly recurring and non-recurring telecommunications line charges incurred to provide DSL, integrated services, digital network, frame relay and telephony services as well as backbone transport charges. Additional service costs include labor and materials associated with web integration and consulting services. Network and service costs include rent and utilities associated with co-locations, points of presence and network operations centers. We currently enter into operating leases for a significant portion of our infrastructure and we expect this practice to continue as we enter into new markets. Labor associated with technical support, customer service, and line repair is also included in network and service costs.

Selling, General and Administrative

  Selling, general and administrative expenses consist of costs related to selling, marketing, customer care, provisioning, billing and collections, information technology, general management and overhead and other administrative expenses. We expect that selling, general and administrative expenses will increase significantly in the future as we expand operations into new markets and grow our sales and marketing staff.

Depreciation and Amortization

  Depreciation and amortization expense includes charges relating to depreciation of property and equipment, which consists principally of network infrastructure, telecommunications equipment, buildings and leasehold improvements, furniture and equipment, and amortization of intangibles, including goodwill. We depreciate our assets and network intrastructure on a straight-line basis over the estimated useful life of each asset. Estimated useful lives for our assets currently range from three to 20 years. In addition, we have recorded goodwill in connection with our acquisitions, which we will amortize over a period generally expected to be three years.

Interest Expense

  Interest expense consists of interest expense associated with our debt. On April 13, 1998, we completed our issuance of our senior notes. Interest expense subsequent to April 13, 1998 primarily relates to our senior notes and interest expense associated with our capital leases. Interest income during 1998 and subsequent to 1998 was earned primarily from the proceeds raised from the issuance of our senior notes.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 1998

  Revenues

  Total revenues increased from $416,000 for the quarter ended June 30, 1998 to $12.2 million for the quarter ended June 30, 1999, an increase of $11.8 million. Additionally, total revenues increased from $546,000 for the six months ended June 30, 1998 to $20.4 million, an increase of $19.9 million. Revenues increased primarily due to increases in the aggregate number of data communications customers. Most customers were acquired as a result of the acquisitions of Optec, Slip.Net, Sirius, Hypercon, Internet Express and inQuo and the continued expansion of our telephony services in the Los Angeles metropolitan area.

  Internet services. Internet services revenue was $3.9 million for the quarter ended June 30, 1999 and $6.3 million for the six months ended June 30, 1999. There were no revenues for Internet services during the three and six months ended June 30,1998. Our provision of services to customers derived from the five new acquisitions in 1999 contributed $3.3 million of the increase for the quarter ended June 30, 1999 and $5.3 million for the six months ended June 30, 1999. The remaining increase is due to expansion of our customer base in the Los Angeles metropolitan area.

  Web integration and consulting services. Web integration and consulting services revenue was $7.1 million for the quarter ended June 30, 1999 and $12.3 million for the six months ended June 30, 1999. The Company had no web integration and consulting services revenue during the three and six months ended June 30, 1998. Optec has generated approximately $6.4 million of web integration and consulting revenue during the quarter ended June 30, 1999 and $11.3 million for the six months ended June 30, 1999. The remaining increase is due to expansion of our customer base in the Los Angeles metropolitan area.

  Telephony services. Telephony services revenues increased from $416,000 for the quarter ended June 30, 1998 to $1.2 million for the quarter ended June 30, 1999, an increase of $773,000. Telephony services increased from $546,000 for the six months ended June 30, 1998 to $1.8 million for the six months ended June 30, 1999, an increase of $1.3 million. These increases are primarily due to the continued market penetration and expansion of our customer base in the Los Angeles metropolitan area.

  Costs and Expenses

  Network and service costs. Network and service costs increased from $247,000 for the quarter ended June 30, 1998 to $8.9 million for the quarter ended June 30, 1999, an increase of $8.6 million. Network and service costs also increased by $14.1 million during the six months ended June 30, 1999 compared to June 30, 1998. The Company's acquisition and the support of their continuing customers increased network and service costs in aggregate by approximately $6.4 million and $10.3 million for the three and six months ended June 30, 1999, respectively. The remaining increase is due to the cost of providing service to the expanded customer base in the Los Angeles metropolitan area.

  Selling, general and administrative.   Selling, general and administrative
expenses increased from $4.9 million for the quarter ended June 30, 1998 to $13.7 million for the quarter ended June 30, 1999, an increase of $8.8 million. For the six months ended June 30, 1999, selling, general and administrative expenses were $24.6 million, a $17.2 million increase from June 30, 1998. The Company's various acquisitions increased these expenses in aggregate by approximately $4.1 million for the quarter ended June 30, 1999 and $6.8 million for the six months ended June 30, 1999. The remaining increase is due to higher overall expenses resulting from expansion of operations, in accordance with the execution of the Company's business plan.

  Depreciation and amortization. Depreciation and amortization expenses increased from $811,000 for the quarter ended June 30, 1998 to $4.3 million for the quarter ended June 30, 1999, an increase of $3.5 million. Additionally, depreciation and amortization expenses increased from $1.4 million for the six months ended June 30, 1998 to $7.3 million for the six months ended June 30, 1999, an increase of $6.0 million. The majority of the increase in depreciation and amortization is due to the amortization of goodwill associated with the Company's various acquisitions. Amortization of the goodwill associated with these acquisitions approximated $1.8 million for the quarter ended June 30, 1999 and $3.1 million for the six months ended June 30, 1999. During the second quarter of 1999, the Company reached an agreement with a vendor with regards to certain equipment which was returned to such vendor. As a result, approximately $700,000 of capitalized engineering and installation costs, among other things, were written off. The remaining increase primarily relates to telecommunications equipment placed in service and depreciation and amortization associated with our acquisitions.

  Interest income.   Interest income decreased from $3.2 million for the quarter ended June 30, 1998 to $2.0 million for the quarter ended June 30, 1999, a decrease of $1.1 million. In April 1998, the Company completed a debt offering and subsequently raised approximately $250.0 million in proceeds. As of June 30, 1999, the Company had approximately $142.0 million in cash and marketable securities, a decline of approximately $108.0 million in cash and marketable securities compared to the same prior year period, resulting in lower interest income. For the six months ended June 30, 1999, interest income increased $1.2 million compared to the six months ended June 30, 1998. The increase is attributable to the availability of funds from the debt offering, which have been invested in marketable securities and cash equivalents. Marketable securities consist of commercial paper with original maturities greater than three months but less than six months. The Company has classified its marketable securities as "held-to-maturity," as management has the intent and ability to hold these securities to maturity.

  Interest expense. Interest expense increased from $8.6 million for the quarter ended June 30, 1998 to $9.7 million for the quarter ended June 30, 1999, an increase of $1.1 million. Additionally, interest expense increased from $9.7 million for the six months ended June 30, 1998 to $18.5 million for the six months ended June 30, 1999, an increase of $8.8 million. This increase relates primarily to interest expense associated with the senior notes (as defined below), inclusive of the amortization of related debt discount and deferred financing costs, offset by a reduction in interest expense associated with a revolving credit facility, which was terminated in April 1998, inclusive of the amortization of related debt discount and deferred financing costs. The Company is not currently scheduled to make any interest payments until the year 2003.

  Extraordinary Loss. An extraordinary loss on the extinguishment of debt was recorded in the quarter ended and six months ended June 30, 1998 of $4.7 million. The Company reported no extraordinary loss in the three and six months ended June 30, 1999. On September 16, 1997, the Company entered into a revolving credit facility with a syndicate of lenders to provide financing for the construction of telecommunication networks and for general working capital purposes. The Company terminated the credit facility concurrently with the closing of the senior notes and paid the syndicate of lenders a $1.0 million termination fee pursuant to the terms thereof. The Company recorded an extraordinary loss of approximately $4.7 million associated with such debt extinguishment in the quarter ended June 30, 1998, which loss is inclusive of the aforementioned termination fee and the write-off of unamortized debt discount and deferred financing costs.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's existing operations have required and will continue to require substantial capital investment for the installation of telecommunications equipment, DSLs, IDCs, co-locations, fiber optics and other electronics and related equipment and the funding of operating losses during the start-up phase of markets targeted by the Company. In addition, the Company's business plan calls for expansion into additional market areas. Such expansion will require significant additional capital for the design, development and construction of the Company's network, business acquisitions and the funding of operating losses as a result of expanding the network into new markets.

  To date, we have satisfied our cash requirements through the placement of debt and equity securities. From our inception through June 30, 1999, we raised approximately $67.0 million from the private sale of capital stock. On December 30, 1997, we consummated a private placement of equity securities to Spectra 3 and Enron. Aggregate proceeds from this offering totaled approximately $26.1 million, net of offering commissions and certain other advisory fees, and were received on January 6, 1998.

  On April 13, 1998, we completed an offering of debt securities pursuant to Rule 144A under the Securities Act of 1933. In this debt offering, we sold 470,000 units consisting of 13% Senior Discount Notes due 2008 and warrants to purchase an aggregate of 3,713,094 shares of our Series B Common Stock. Concurrent with the debt offering, we also completed an additional $20.0 million private placement of capital stock to Spectra 3 and Enron. The aggregate net proceeds of the debt offering and the additional equity investment by Enron and Spectra 3 were $260.7 million. As of June 30, 1999, we had $142.0 million of cash and cash equivalents and marketable securities. We had an accumulated deficit of $106.0 million at June 30, 1999.

  The Company's most significant sources and uses of funds for the six months ended June 30, 1999 are as follows (000s):

   Sources of funds:
    Maturities of held-to-maturity marketable securities                 $  205,457
    Proceeds from the exercise of stock options and warrants                    719
                                                                         ----------
             Total sources of cash                                       $  206,176
                                                                         ==========

   Uses of funds:
    Purchases of held-to-maturity marketable securities                  $  153,222
    Acquisitions, net of cash acquired                                       22,096
    Net cash used by operating activities                                    20,364
    Purchase of property and equipment                                       14,324
    Payments associated with debt and capital leases                          1,580
                                                                         ----------
             Total uses of cash                                          $  211,586
                                                                         ==========

  The substantial capital investment required to initiate the Company's services and the funding of the Company's initial operations has resulted in negative cash flow since its inception. This negative cash flow is the result of the Company's capital expansion and acquisition activities. The Company expects to continue to experience negative cash flow for the foreseeable future due to expansion through acquisitions and other activities associated with the development of the Company's markets. There can be no assurance that break-even cash flow can be attained in subsequent periods. Until sufficient cash flow is generated, the Company will be required to utilize its current and future capital resources to meet its cash flow requirements and may be required to issue additional debt and/or equity securities. The Company continues to believe that it currently has sufficient capital to execute its 1999 business plan.

  Fair Value of Financial Instruments

  With the exception of the Company's senior notes, management believes that the carrying amounts shown for the Company's financial instruments reasonably approximate their fair values. The fair value of the Company's senior notes, determined based on quoted high-yield market bid prices, approximates $267.9 million at June 30, 1999. The carrying amount of such senior notes at June 30, 1999 was $275.3 million.

YEAR 2000 READINESS DISCLOSURE

  Year 2000 Readiness

  The Company has a comprehensive internal Year 2000 Compliance Program ("Year 2000 Program" or "the Program") designed to enable the Company to continue our business without interruption as we move into the next millennium. The Company has established this Program to address the impact of the year 2000 date transition on its operations, pursuant to the Year

2000 Information and Readiness Disclosure Act of 1998. This Program covers not only our internal information systems and other IT-based facilities such as data and voice communications, building management, and security systems, but also the readiness and compliance programs of our key suppliers. The Company has prepared a comprehensive project plan, which defines the major activities covered by the Program. Relevant progress information is distributed on the Company's web site, where customers can obtain the status and updates.

  In 1998, the Company established a Year 2000 Project Team, consisting of subject matter experts from relevant departments within the Company. A Project Manager was appointed to coordinate existing projects and to oversee management and execution of our plan to address Year 2000 issues. The Year 2000 Program is sponsored by the Company's Chief Information Officer ("Executive Sponsor"), who has ultimate responsibility for the Year 2000 Program. The Executive Sponsor communicates Year 2000 progress weekly to the Company's senior management, and monthly to the Company's Board of Directors.

  The Company's Year 2000 Executive Sponsor oversees activities and schedules defined in the Year 2000 Program. Policies, procedures, and standard approaches for assessing and resolving issues and managing compliance have been, adapted from both internal and external sources.

  State of Year 2000 Readiness

  The Company has adopted the California Public Utilities Commission's definition of "Year 2000 Ready" and of "Year 2000 Compliant" in preparing for the year 2000 date change. The Company's Year 2000 Program covers several phases: taking inventory of hardware, software, third-party suppliers and embedded systems; assessing business and customer risks associated with such systems or suppliers; creating action plans to address known risks; executing and monitoring action plans; and establishing and implementing contingency plans and procedures.

  A comprehensive inventory of all hardware, software, embedded systems, and suppliers has been created and continues to be updated as the business moves forward. This inventory is being used to drive the internal Year 2000 effort.

  Action plans generally consist of assessing the year 2000 readiness of systems; repairing, replacing, or retiring systems that are not Year 2000 Ready, and testing repaired or replaced components and systems where possible. The Company's Year 2000 Program encompasses information technology hardware and software systems such as communications systems, desktop PCs, and custom-built software programs, as well as systems with embedded technology, such as power generators, temperature controls, alarms, security systems, and elevators.

  Systems and applications have been grouped together, and each category has been assigned a specific person within the Company's technical management for Year 2000 Readiness. The categories are: (1) internal IT enterprise applications, such as billing and customer service; (2) network infrastructure, including corporate local and wide area networks, user workstations and off-the-shelf software applications; (3) customer ISP platform; (4) customer telephony platform; (5) corporate facilities (offices, phone systems, voice mail, etc.)

  The Company is using a variety of software tools to assist in the Year 2000 assessment and testing processes for its business systems. Additionally, where possible, the Company has tested its mission-critical applications. These tests included transaction processing at various dates before, during, and after the millennium, including the leap day in February 2000. While the Company does not anticipate that the Year 2000 will cause disruption in its ability to provide services, there can be no assurance that all systems, processes and platforms will be Year 2000 ready given the Company's significant reliance on third-party systems and providers.

  The Company has recently acquired a number of additional companies and business operations and intends to continue to make acquisitions from time to time. As a part of the Company's due diligence in these acquisitions, the Company makes a preliminary assessment of the state of the acquired businesses, Year 2000 Readiness prior to closing. After closing the acquisition, the Company undertakes the same compliance program adopted by the Company as a whole, however since many of these acquisitions are very recent, the Company has not made a full assessment of Hypercon, Internet Express, inQuo, InteleNet and Transport Logic's Year 2000 Readiness at this time. The Company does believe that such assessments will be completed in sufficient time to take appropriate remedial action should Year 2000 issues be identified.

  The Company's Year 2000 Program also addresses third-party vendors. Certain third party services or products are critical to the continued day-to-day operation of the Company, including telecommunications services, electric power and other utilities, and shipping services. These third parties include without limitation switch vendors, network providers (including both local and long-haul carriers), and other hardware and software vendors.

  Most of the Company's third-party vendors are large, national companies, providing services similar to those provided to the Company to literally millions of other similar customers. Indeed, if some of these companies have widespread failures in their systems, it will not only affect the Company but whole geographic regions of customers. For example, if an incumbent ILEC loses its switching or transmission platform, the Company, as well as virtually all of our competitors, will be impacted.

  To mitigate this risk, the Company has been communicating with these suppliers concerning their Year 2000 readiness. We have collected and cataloged relevant vendor information regarding Year 2000 compliance and matched it against the Company's software and hardware inventory for compliance/non-compliance and remediation. We continue to review that information for updates. The Company intends to send Year 2000 compliance questionnaires to those critical vendors where we have been unable to match compliance documentation with the Company's utilized hardware, software and network servcies.

  As the Company has shifted into more data-centric products and services, the Company has established many new contractual relationships for services, including carrier agreements, software and hardware platform purchases and upgrades. In the course of these negotiations, if there was any perceived Year 2000 impact, the vendor was required to address their readiness as part of the contract or service agreement.

  There are several factors that mitigate or reduce the Company's exposure to Year 2000 issues. Unlike legacy carriers with a large amount of internally-developed applications, which were developed over many years or even decades, most of the Company's systems are relatively new. For example, our telephony billing system was first implemented in early 1998. We use industry-standard hardware and software, including Sun, Microsoft, HP, Cisco, Lucent, Toshiba, Micron and Dell, rather than unknown generic component hardware and/or software. We stay very up to date with software releases because of standardization and management issues, along with feature and performance. For example, we recently upgraded our telephony-billing package with a newer, Y2K-compliant version to take advantage of advanced features and improved throughput.

  Most hardware components and systems are now Year 2000 Compliant. However, it is envisaged that manufacturers will continue to produce patches until the end of the year. Any such patches will be installed when they become available.

  Except as otherwise described herein, the Company presently expects to substantially complete its Year 2000 Program by October 1, 1999, and to continue extensive monitoring throughout 1999. The status of the Company's readiness efforts, except as described above regarding our recent acquisitions, is as follows: inventory is substantially complete; risk assessment is substantially complete; readiness assessment of systems is substantially complete; repair or replacement of known non-compliant components is currently expected to be substantially complete by the end of August 1999; conversion and testing currently is expected to be substantially complete by the end of September 1999; and contingency planning is currently expected to be complete by the end of September 1999.

  Risks Associated with Year 2000 Issues

  A significant amount of the demand the Company has experienced in recent months for its products and services may have been generated by the Company continuing its acquisition and expansion strategy during 1999. The acquisition of a company or customer that has failed to address its year 2000 issues could
have a material adverse effect on the Company's own Year 2000 effort.   To
minimize the risk associated with this acquisition, the Company has instituted certain guidelines that include Year 2000 readiness as a crucial due diligence factor. In addition, as the Year 2000 approaches, customers may slow down Internet and telephony systems purchases as they devote more time to preparing and testing their systems for Year 2000 readiness, versus evaluating and implementing new systems. Thus, the telecommunications industry and the Company may experience a significant deceleration from the strong annual growth rates historically experienced in the telecommunications marketplace.

  The Company anticipates that its products and services will be Year 2000 Compliant. There can be no assurances, however, that the Company's current products and services do not contain undetected year 2000 defects. The most reasonably likely worst case scenarios would include the partial failure of a widely-sold Company product and service that is of mission-critical importance to the Company's customers. Such a scenario could expose the Company to litigation that could have a material adverse impact on the Company. Some commentators have stated that a significant amount of litigation will arise out of year 2000 compliance issues. However, because of the unprecedented nature of such litigation, it is uncertain to what extent the Company could be affected by it. Although the Company does not believe that it will incur any material costs or experience material disruptions in its business associated with preparing its internal systems for the year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences caused by undetected year 2000 defects in its internal systems, including third party software and hardware products and services. The most reasonably likely worst case scenarios would include: (i) corruption of data contained in the Company's internal information systems, rendering the data useless unless and until it was corrected; (ii) failure of hardware, software, or other information technology systems to correctly process or transmit date-sensitive data, causing an interruption or failure of normal business operations; and (iii) failure of any one of a number of third-party systems or interfaces, on which the Company relies for its service platform, which could interfere with the Company's operations. Such a scenario could have a material adverse impact on the Company. In addition, there can be no assurances that the Company will not experience serious unanticipated negative consequences caused by the failure of services provided by third parties, such as electrical power, telecommunications services, and shipping services. Due to the impossibility of knowing what failures generally will result from the year 2000 date change (particularly outside of countries such as the United States where year 2000 remediation has progressed the furthest), and what effects such failures could have on third party vendors, the Company is unable to assess the likelihood of a material adverse impact on its results of operations, liquidity, or financial condition due to such Year 2000 failures. The Company anticipates that it will experience a significant increase in calls to customer support from customers seeking Year 2000 product information; information on migrating from older, non-compliant products to compliant products; and assistance in handling other Year 2000 issues. The Company intends to develop a program to enable it to handle the expected increase in calls. The Company may incur significant costs in connection with this program. Among other things, the Company anticipates that it will be required to reassign consultants to the customer support organization on an interim basis, which could cause a decrease in consulting revenues. Such costs or lost revenues cannot be estimated until the program planning is completed.

  Contingency Planning

  Contingency planning is an inherent part of the Company's Year 2000 Compliance Program. Potential points of failures are being identified and assessed for probability of failure and impact to the business. The methodology includes examining risk reduction measures as well as the development of detailed contingency plans.

  The Company is preparing a comprehensive contingency plan (the "Contingency Plan") to address possible failures caused by the year 2000 date change. The Contingency Plan will address, among other things, access to alternative third party vendors for services and products such as access and transport services manual "work-arounds" for software and hardware failures, and substitution of hardware and software systems, if necessary. The Company currently expects to complete the Contingency Plan by the end of August 1999. The Company has begun addressing potential and expected effects of the year 2000 date change, by planning for increased support staffing in late 1999 and early 2000 for issues that may arise. Such existing plans will be incorporated into the Contingency Plan. However, the Company cannot make any assurances that the Contingency Plan will resolve any Year 2000 failures that may occur, in a manner which is satisfactory or desirable to the Company.

  Costs of Addressing Year 2000 Issues

  The Company is continually upgrading and improving its information technology systems and facilities, and the Company expenses all incremental costs to the Company associated with Year 2000 compliance issues as incurred. Through June 30, 1999, such costs incurred were approximately $250,000, primarily consisting of contract consulting fees. The Company expects to incur certain internal costs, including salaries and benefits for two dedicated full-time equivalent employees to address Year 2000 compliance issues, of which such costs represent approximately 8% of the budgeted IT staff.

  The Company has not yet determined the full cost of its Year 2000 Program and its related impact on its financial condition. The Company currently has budgeted $500,000 for the completion of its Year 2000 Program, and has included it as part of the normal 1999 IT operating budget. No assurance can be made, however, as to the total cost for the Year 2000 Compliance Program until the Program has been completed. While there can be no assurance, the Company does not believe that any such additional costs will have a material impact on its results of operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company believes there has been no significant changes in the market risk associated with its financial instruments since September 30, 1998.

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

City of Anaheim

  On May 13, 1999, the City of Anaheim (the "City") filed a lawsuit in Orange County Superior Court, Case Number 809281, against FirstWorld and FirstWorld Anaheim, Inc. (collectively "FirstWorld Parties"). The City alleges that FirstWorld Parties have repudiated their contractual obligations under the Universal Telecommunications System Participation Agreement (the "Participation Agreement"), the Agreement for Use of Operating Property (the "Operating Property Agreement") and the Development Fee Agreement (the "Development Agreement," and together with the Participation Agreement and the Operating Property Agreement, the "UTS Agreements"). In addition, the City alleges, among other things, that FirstWorld Parties materially breached their obligations under the UTS Agreements by: (i) failing to commence construction of a demonstration center in downtown Anaheim and that FirstWorld Parties will not commence operation of this downtown demonstration center by June 30, 1999 under the UTS Agreements; (ii) failing to provide verification that Substantial Completion of Phase I, as each such term is defined in the UTS Agreements, has been achieved; (iii) failing to provide a "Subsequent Implementation Program" (as defined in the UTS Agreements); (iv) failing to comply with various auditing procedures in the UTS Agreements; and (v) failing to make a quarterly payment due under the Participation Agreement. The City alleges that it is entitled to damages in excess of $45 million as well as costs, pre-judgment interest and such other relief as the Court deems proper. The City also seeks specific performance compelling FirstWorld Parties to completely perform under the UTS Agreements. The Company has filed a motion to arbitrate the dispute, which will be heard on September 9, 1999.

  The Company believes that it is not in breach as alleged and intends to vigorously defend the action; however, there can be no assurance that an unfavorable outcome of this dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position.

Dian Partners L.P.

  On October 16, 1998, the Company filed a declaratory relief action in San Diego Superior Court, asking the Court to find that the Company is not obligated to offer stock to Dina Partners L.P. ("Dina") with respect to the December 30, 1997 equity investment by Spectra 3 and Enron. Dina had previously indicated in conversations with FirstWorld officers and counsel and in writing that it believed the Company had breached a certain Amended and Restated Investor Rights Agreement to which the Company and Dina were parties by refusing to allow Dina to purchase additional stock in the Company. On December 3, 1998, in answer to the Company's complaint, Dina filed a general denial with the court. Although the ultimate resolution of this dispute is subject to the uncertainties inherent in litigation, the Company does not believe that the resolution of the declaratory relief action will have a material adverse effect on the Company's results of operations, liquidity or financial position.

Other

  The Company is engaged in other legal actions arising in the ordinary course of its business and believes that the outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Annual Meeting of Stockholders' of FirstWorld ("the Meeting") was held on June 3, 1999, in which a total of 107,285,349 shares were represented out of the
118,312,841 shares entitled to vote.   At the Meeting, four matters were
considered and acted upon: (1) Election of Directors for Series A and Series B Common Stock; (2) Adoption of the 1999 Equity Incentive Plan of FirstWorld Communications, Inc.; (3) Adoption of the 1998 Stock Purchase Plan of FirstWorld Communications, Inc; and (4) Adoption of the FirstWorld Communications, Inc. Quarterly Bonus Program.

  Donald L. Sturm, C. Kevin Garland, Melanie L. Sturm, Sheldon S. Ohringer, James O. Spitzenberger, and Stephen R. Horn were elected directors with 107,285,349 Series A and Series B Common Stock votes. John C. Stiska was elected director with 7,085,349 Series B Common Stock votes. All members were elected to serve until the next annual meeting of stockholders of the Company or until their respective successors are duly elected and qualified.

  The results of the 1999 Equity Incentive Plan, 1998 Stock Purchase Plan and the Quarterly Bonus Program matters were as follows:

                            1999             1998 Stock          Quarterly
         Action          Equity Plan       Purchase Plan       Bonus Program
      ----------------   -----------       -------------       --------------
      For                107,203,412         107,212,456         107,193,393
      Against                 65,937              52,437              71,500
      Abstain                 16,000              20,456              20,456
      Broker Non-Votes             -                   -                   -


ITEM 6.  Exhibits And Reports On Form 8-K

 (a) Exhibits:

     Exhibits 10.37   First Amendment to Employment Agreement, dated as of May
                      20, 1999, between the Company and Sheldon S. Ohringer.

     Exhibit 10.38 Office Lease dated June 28, 1999, between Board of Administration as Trustee for the Police and Fire Department Retirement Fund and the Company.

     Exhibit  27.1    Financial Data Schedule

 (b) Two reports on Form 8-K were filed in the three month period ended June 30, 1999:


                                                               Were any financial
                              Item Reported                     statements filed?    Date of filing
                              -------------                     -----------------    --------------

Item 5 - Other Event - Acquisition of Hypercon, Inc.                  No             June 15, 1999

Item 5 - Other Event - Acquisition of Internet Express, LLC           No             June 29, 1999

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



                                             FIRSTWORLD COMMUNICATIONS, INC.,
                                             a Delaware corporation
                                             (Registrant)



                  SIGNATURE                                            TITLE                                   DATE


         /s/  SHELDON S. OHRINGER                  President, Chief Executive Officer and Director        August 13, 1999
----------------------------------------------
              Sheldon S. Ohringer                  (Principal Executive Officer)


             /s/  PAUL C. ADAMS                    Vice President of Finance, Treasurer and Assistant     August 13, 1999
----------------------------------------------
                  Paul C. Adams                    Secretary (Principal Financial and Accounting
                                                   Officer)