Form 10-Q
period 1999-09-30
FIRSTWORLD COMMUNICATIONS INC
filed 1999-11-15
CIK 1061583

===============================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ________________
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                               [ X ] YES [  ] NO

      AS OF NOVEMBER 1, 1999, THE REGISTRANT'S OUTSTANDING COMMON STOCK CONSISTED OF 10,135,164 SHARES OF SERIES A COMMON STOCK AND 18,577,022 SHARES OF SERIES B COMMON STOCK.

===============================================================================

FIRSTWORLD COMMUNICATIONS, INC.
INDEX

                                                                                         PAGE
                                                                                       --------

FORWARD-LOOKING STATEMENTS                                                                3

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
   Consolidated Balance Sheets at September 30, 1999 (unaudited),
     December 31, 1998 (unaudited) and September 30, 1998.......................          4
   Consolidated Statements of Operations (unaudited) for the
     Three and nine months ended September 30, 1999 and 1998....................          5

   Consolidated Statements of Cash Flows (unaudited) for the
     Nine months ended September 30, 1999 and 1998..............................          6
   Notes to Consolidated Financial Statements...................................          7

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations....................................................         11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............         19

PART II.  OTHER INFORMATION

Item 1.  Legal Matters..........................................................         19
Item 6.  Exhibits and Reports on Form 8-K.......................................         20

SIGNATURES......................................................................         21

FORWORD-LOOKING STATEMENTS

     All statements contained herein, as well as statements made in press releases and oral statements that may be made by the Company or by officers, directors or employees of the Company acting on its behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Among the factors that could cause actual results to differ materially are the following: an unexpected business interruption due to the failures to remediate Year 2000 issues; the inability of the Company to retain necessary authorizations from the Federal Communications Commission ("FCC") or state public utility commissions; an increase in competition; the introduction of new technologies and competitors into the Internet and telephony business; a merger of existing Internet and telephony competitors; a change in the regulations governing the industry; general business and economic conditions; and other risk factors described from time to time in the Company's reports filed with the United States Securities and Exchange Commission. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements that include the terms "believes," "belief," "expects," "plans," "anticipates," "intends" or the like to be uncertain and forward-looking. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. In this connection, investors should consider the risks described herein and should not place undue reliance on any forward-looking statements. The Company assumes no obligation to update forward-looking statements.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FIRSTWORLD COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                    SEPTEMBER 30,     DECEMBER 31,    SEPTEMBER 30,
                                                                                       1999              1998             1998
                                                                                    -------------     ------------    -------------
                                                                                     (UNAUDITED)       (UNAUDITED)
                                                      ASSETS
Current assets:
  Cash and cash equivalents                                                         $      58,162     $     29,659    $      72,039
  Marketable securities                                                                    30,523          170,030          165,591
  Interest receivable                                                                         575            2,228            3,017
  Accounts receivable, net                                                                  8,154            4,663              493
  Revenues in excess of billings                                                            2,068            1,539               --
  Prepaid expenses and other                                                                2,963              399              317
                                                                                    -------------     ------------    -------------
      Total current assets                                                                102,445          208,518          241,457
                                                                                    -------------     ------------    -------------

Property and equipment, net                                                               100,825           61,247           44,020
Deferred financing costs, net                                                               7,563            8,259            8,217
Goodwill and intangibles, net                                                              64,727           16,410               --
Other assets                                                                                2,139              382              411
                                                                                    -------------     ------------    -------------
      Total assets                                                                  $     277,699     $    294,816    $     294,105
                                                                                    =============     ============    =============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                                  $      21,515     $     13,573    $       6,611
  Accrued payroll related liabilities                                                       2,962            1,156              222
  Other accrued liabilities                                                                 7,833            2,866              749
  Long-term debt, current portion                                                             115               75               30
  Capital lease obligations, current portion                                                  751              259              788
                                                                                    -------------     ------------    -------------
      Total current liabilities                                                            33,176           17,929            8,400
                                                                                    -------------     ------------    -------------

Long-term debt, net of current portion and discount                                       284,587          258,135          249,726
Capital lease obligations, including interest, net of current portion                       7,587            6,958            6,606
                                                                                    -------------     ------------    -------------
      Total liabilities                                                                   325,350          283,022          264,732
                                                                                    -------------     ------------    -------------
Stockholders' equity (deficit):
  Preferred stock, $.0001 par value per share, 10,000,000 shares authorized;
      no shares outstanding
  Common stock, voting, $.0001 par value, 100,000,000 shares authorized;
      Series A, 10,135,164 shares designated; 10,135,164 shares issued and outstanding at September 30, 1999, December 31, 1998 and
         September 30, 1998                                                                     1                1                1
      Series B, 89,864,836 shares designated; 18,564,926, 16,137,958 and 15,929,708 shares issued and outstanding at September 30, 1999, December 31, 1998 and
         September 30, 1998, respectively                                                       2                2                2
  Additional paid-in capital                                                               58,661           45,830           45,617
  Warrants                                                                                 31,963           31,963           31,963
  Stockholder receivables                                                                     (45)            (158)             (97)
  Accumulated deficit                                                                    (138,233)         (65,844)         (48,113)
                                                                                    -------------     ------------    -------------
        Total stockholders' equity (deficit)                                              (47,651)          11,794           29,373
                                                                                    -------------     ------------    -------------
        Total liabilities and stockholders' equity (deficit)                        $     277,699     $    294,816    $     294,105
                                                                                    =============     ============    =============

                See notes to consolidated financial statements.

FIRSTWORLD COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS)

                                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                             --------------------------    --------------------------
                                                                  1999          1998           1999           1998
                                                             ------------  ------------    ------------    ----------
Revenue:
 Internet services                                              $   6,926     $      --       $  13,203     $      --
 Web integration and consulting services                            7,682            --          20,013            --
 Telephony services                                                 1,414           431           3,246           977
                                                                ---------     ---------       ---------     ---------
   Total revenue                                                   16,022           431          36,462           977
                                                                ---------     ---------       ---------     ---------
Operating expenses:
 Network and service costs                                         11,194           446          25,776           885
 Selling, general and administrative                               21,320         6,442          45,955        13,865
 Depreciation and amortization                                      7,610           585          14,924         1,947
                                                                ---------     ---------       ---------     ---------
   Total operating expenses                                        40,124         7,473          86,655        16,697
                                                                ---------     ---------       ---------     ---------

Loss from operations                                              (24,102)       (7,042)        (50,193)      (15,720)

Other income (expense):
 Interest income                                                    1,481         3,502           5,929         6,742
 Interest expense                                                  (9,597)       (5,826)        (28,125)      (15,549)
                                                                ---------     ---------       ---------     ---------
   Total other expense                                             (8,116)       (2,324)        (22,196)       (8,807)
                                                                ---------     ---------       ---------     ---------

Loss before extraordinary item                                    (32,218)       (9,366)        (72,389)      (24,527)

Extraordinary loss - extinguishment of debt                            --            --              --        (4,731)
                                                                ---------     ---------       ---------     ---------

Net loss                                                        $ (32,218)    $  (9,366)      $ (72,389)    $ (29,258)
                                                                =========     =========       =========     =========

                See notes to consolidated financial statements.

FIRSTWORLD COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)


                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                            -------------------------

                                                                                                 1999          1998
                                                                                            -----------   -----------

Cash flows from operating activities:
  Net loss                                                                                    $ (72,389)    $ (29,258)
  Adjustments to reconcile net loss
    to net cash used by operating activities:
    Depreciation and amortization expense                                                        14,924         1,947
    Amortization of deferred financing costs                                                        696           845
    Accretion of senior discount notes                                                           26,041        14,451
    Extraordinary loss on extinguishment of debt                                                     --         3,731
    Charge associated with stock sold by shareholders                                             1,892            --
    Changes in assets and liabilities, net of effects of acquisitions:
      Accounts receivable                                                                        (1,387)         (418)
      Interest receivable                                                                         1,653        (3,016)
      Other assets                                                                               (1,533)         (297)
      Accounts payable                                                                            5,510         4,702
      Accrued payroll related liabilities                                                         1,389            --
      Revenue in excess of billings                                                                (746)           --
      Other liabilities                                                                           1,473        (1,753)
                                                                                              ---------     ---------
        Net cash used by operating activities                                                   (22,477)       (9,066)
                                                                                              ---------     ---------

Cash flows from investing activities:
  Purchases of held-to-maturity marketable securities                                          (168,991)     (236,701)
  Maturities of held-to-maturity marketable securities                                          308,498        71,110
  Acquisitions, net of cash acquired                                                            (44,761)           --
  Purchase of property and equipment                                                            (42,798)      (23,578)
                                                                                              ---------     ---------
        Net cash provided (used) by investing activities                                         51,948      (189,169)
                                                                                              ---------     ---------

Cash flows from financing activities:
  Proceeds from issuance of senior discount notes and related warrants                               --       250,205
  Proceeds from issuance of Series A Common Stock and related warrants                               --        26,136
  Proceeds from issuance of Series B Common Stock and related warrants                               --        18,757
  Proceeds from exercise of stock options and warrants                                            1,015           129
  Principal payments on debt and capital leases                                                  (1,983)         (702)
  Payments on revolving credit facility                                                              --       (16,300)
  Proceeds from short-term borrowings and related warrants                                           --           426
  Payment of deferred financing costs                                                                --        (8,647)
                                                                                              ---------     ---------
        Net cash (used) provided by financing activities                                           (968)      270,004
                                                                                              ---------     ---------

Net increase in cash and cash equivalents                                                        28,503        71,769
Cash and cash equivalents, beginning of period                                                   29,659           270
                                                                                              ---------     ---------
Cash and cash equivalents, end of period                                                      $  58,162     $  72,039
                                                                                              =========     =========

Supplemental cash flow information:
  Effects of acquisition:
   Assets acquired                                                                            $  63,341     $      --
   Liabilities assumed                                                                           (8,656)           --
   Common stock issued                                                                           (9,924)           --
   Less cash paid                                                                               (45,431)           --
                                                                                              ---------     ---------
        Net cash acquired from acquisitions                                                   $    (670)    $      --
                                                                                              =========     =========

                See notes to consolidated financial statements.

FIRSTWORLD COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of FirstWorld Communications, Inc. ("FirstWorld" ) and wholly owned subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

  In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented by the Company. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and related notes thereto filed with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, as amended on Form 10-K/A. Certain 1998 amounts have been reclassified to conform to the 1999 basis of presentation.

2.  CHANGE IN FISCAL YEAR

  At a meeting held on October 16, 1998, the Board of Directors of the Company voted to change the Company's fiscal year end from September 30 to December 31, beginning with a short period ending on December 31, 1998. Accordingly, the Company filed a transition report on Form 10-Q with the Securities and Exchange Commission for such period.

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

4.  BUSINESS ACQUISITIONS

Optec

  On November 24, 1998, the Company acquired Optec, a company providing web integration services to businesses with operations in Oregon and Washington, from Enron Communications, Inc. ("Enron"), a related party. As part of this acquisition, the Company also acquired rights to use fiber optic cable in parts of Oregon and rights to OC-3 level capacity to connect up to 15 cities on a long-haul, nationwide network being developed by Enron. As consideration for the acquisition, the Company paid $18.3 million in cash and repaid $4.0 million of Optec's outstanding debt. The Company assigned values of $11.1 million, $9.2 million and $2.0 million to the long-haul network rights, Optec and the fiber optic rights, respectively. Since the long-haul network rights have not yet been placed into service, the Company is not amortizing this asset. The Company will amortize the fiber optic rights on a straight-line basis over 20 years.

  The acquisition of Optec was accounted for under the purchase method of accounting. The excess of the purchase price over the estimated fair value of the acquired net assets, which is approximately $5.6 million, was recorded as goodwill and will be amortized on a straight-line basis over 10 years.

Slip.Net

  On January 7, 1999, the Company purchased all of the outstanding capital stock of Accelerated Information, Inc., the parent company of Slip.Net, Inc. ("Slip.Net"), an Internet service company providing Internet access, web hosting services, e-commerce solutions and co-location services, primarily in the San Francisco Bay Area. The purchase price consisted of approximately $10.5 million in cash and 187,500 shares of the Company's Series B common stock.

  The acquisition was accounted for under the purchase method of accounting. In order to determine the total consideration paid, the Company assigned a value, based on a valuation performed by an independent third party, of $3.68 per share to the Series B common stock. This resulted in total consideration of $11.1 million. The excess of the consideration over the estimated fair value of the acquired net assets, which is approximately $10.9 million, was recorded as goodwill and will be amortized on a straight-line basis over three years.

Sirius

  On March 2, 1999, the Company purchased all of the outstanding capital stock of Sirius Solutions, Inc., d/b/a Sirius Connections ("Sirius"), an Internet service company providing Internet access, web hosting services, e-commerce solutions and co-location services, primarily in the San Francisco Bay Area. The purchase price consisted of approximately $7.5 million in cash and 285,000 shares of the Company's Series B common stock.

  The acquisition was accounted for under the purchase method of accounting. In order to determine the total consideration paid, the Company assigned a value, based on a valuation performed by an independent third party of $4.02 per share to the Series B common stock. This resulted in total consideration of $8.6 million. The excess of the consideration over the estimated fair value of the acquired net liabilities, which is approximately $8.6 million, was recorded as goodwill and will be amortized on a straight-line basis over three years.

Hypercon

  On June 1, 1999, the Company purchased all of the outstanding capital stock of Hypercon, Inc. ("Hypercon"), an Internet service company providing Internet access, web hosting services, e-commerce solutions and co-location services, in the Houston metropolitan area. The purchase price consisted of approximately $2.0 million in cash and 49,993 shares of the Company's Series B common stock. Subsequent to the acquisition, the Company repaid approximately $215,000 in debt.

  The acquisition was accounted for under the purchase method of accounting. In order to determine the total consideration paid, the Company assigned a value, based on a valuation performed by an independent third party, of $6.00 per share to the Series B common stock. This, combined with the assumption of certain net liabilities of approximately $500,000, resulted in total consideration of $2.8 million, which was recorded as goodwill and will be amortized on a straight-line basis over three years.

Internet Express

  On June 14, 1999, the Company purchased all of the outstanding membership interests of Internet Express, LLC ("Internet Express"), an Internet service company providing Internet access and web hosting services in the Denver/Front Range metropolitan area, including Colorado Springs and Fort Collins. The purchase price consisted of approximately $1.0 million in cash and 30,000 shares of the Company's Series B common stock. Subsequent to the acquisition, the Company repaid approximately $959,000 in various liabilities.

  The acquisition was accounted for under the purchase method of accounting. In order to determine the total consideration paid, the Company assigned a value, based on a valuation performed by an independent third party, of $6.00 per share to the Series B common stock. This, combined with the assumption of certain net liabilities of approximately $1.0 million resulted in total consideration of $2.2 million, which was recorded as goodwill and will be amortized on a straight-line basis over three years.

inQuo

  On June 22, 1999, the Company purchased all of the outstanding capital stock of inQuo, Inc. ("inQuo"), an Internet service company providing dedicated Internet access in the Salt Lake City metropolitan area. The purchase price was approximately $844,000 in cash.

  The acquisition was accounted for under the purchase method of accounting. The excess of the consideration over the estimated fair value of the acquired net liabilities, which is approximately $1.0 million, was recorded as goodwill and will be amortized on a straight-line basis over three years.

Transport Logic

  On July 7, 1999, the Company acquired all of the outstanding capital stock of Oregon Professional Services, Inc., d/b/a Transport Logic ("Transport Logic"), an Internet service company providing Internet access, web hosting services, e-commerce solutions and co-location services in the western and northwestern United States. The purchase price consisted of approximately $7.2 million in cash and 392,935 shares of the Company's Series B common stock.

  The acquisition was accounted for under the purchase method of accounting. In order to determine the total consideration paid, the Company assigned a value, based on a valuation performed by an independent third party, of $6.00 per share to the Series B common stock. This, combined with the assumption of certain net liabilities of approximately $1.0 million, resulted in total consideration of $10.5 million, which was recorded as goodwill and will be amortized on a straight-line basis over three years.

Intelenet

  On July 14, 1999, the Company purchased all of the outstanding capital stock of Intelenet Communications, Inc. ("Intelenet"), an Internet service company providing advanced connectivity, data center services and networking consulting in Southern California. The purchase price consisted of approximately $16.0 million in cash and 875,000 shares of the Company's Series B common stock.

  The acquisition was accounted for under the purchase method of accounting.
In order to determine the total consideration paid, the Company assigned a value, based on a valuation performed by an independent third party, of $6.00 per share to the Series B common stock. This resulted in total consideration of $21.3 million. The excess of the consideration less the estimated fair value of the acquired net assets, which is approximately $20.2 million, was recorded as goodwill and will be amortized on a straight-line basis over three years.

Pro Forma Acquisition Information

  The following unaudited condensed pro forma information presents the unaudited results of operations of the Company as if the acquisitions of the above mentioned companies had occurred on January 1, 1998:

                                       Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                       ------------------    ------------------
                                         1999       1998       1999       1998
                                       --------  --------    --------  --------
                                         (In Thousands)        (In Thousands)
 Revenue............................   $ 16,620  $  9,861    $ 46,112  $ 29,475
 Loss before extraordinary item.....   $(32,495) $ (4,923)   $(72,805) $(24,096)
 Net loss...........................   $(32,495) $ (9,654)   $(72,805) $(28,827)

  These pro forma results do not necessarily represent results that would have occurred if the consolidated acquisitions had taken place as of January 1, 1998, nor are they necessarily indicative of the results of future operations.

5.   EMPLOYEE BENEFITS PLANS

  The 1999 Equity Incentive Plan (the "Incentive Plan") was adopted by the Company's Board of Directors on March 8, 1999, and approved by the Company's stockholders at the Company's 1999 Annual Meeting of Stockholders held on June 3, 1999. The principal purposes of the Incentive Plan are to provide incentives for key employees and consultants of the Company through granting of options and stock appreciation rights ("SARs").

  The aggregate number of shares of Series B Common Stock of the Company ("Shares") or the equivalent in other equity securities which may be issued upon exercise of options may not exceed 5,000,000. At November 1, 1999, there were an aggregate of 2,508,850 Shares and 618,700 SARs outstanding under the Incentive Plan at grant prices ranging from $6.00 to $7.50.

  The Quarterly Bonus Program of the Company (the "Bonus Program") was adopted by the Company's Board of Directors on May 3, 1999, and also approved by the Company's stockholders at the Company's 1999 Annual Meeting of Stockholders held on June 3, 1999. The Bonus Program is intended to incentivize both individual productivity and employee retention. A bonus paid out to each eligible employee in the Bonus Program is based in part on the productivity of that participant's profit and loss center and in part on that participant's individual performance. Certain executive officers may elect to receive shares, in lieu of a cash bonus payment under the Bonus Program. An aggregate of 200,000

Shares will be available for issuance under the Bonus Program. The Company incurred expenses related to the Bonus Program of approximately $613,000 and $1.6 million for the three and nine months ended September 30, 1999, respectively.


6.   SUBSEQUENT EVENTS

  The Company has entered into a letter of intent with an entity controlled by its Chairman, Donald L. Sturm, for a $50.0 million equity commitment. The letter of intent anticipates that the Company and the Sturm entity enter into an agreement which will allow the Company to require that the Sturm entity purchase up to $50.0 million of Series B common stock priced at $7.50 per share. The agreement will expire on the earlier of 180 days after the effectiveness of the agreement or upon the closing of an initial public offering by the Company.

  The letter of intent outlines three dates on which the Company can require that the Sturm entity purchase the Company's Series B common stock. These dates are: February 15, 2000; March 31, 2000; and the expiration date of the agreement. Additionally, if at any time after closing of the agreement the cash, cash equivalents and marketable securities position of the Company is $20.0 million or less, the Company will automatically exercise $25.0 million of the commitment. Closing of the commitment is subject to certain conditions, including the documentation of definitive agreements, any required approval under the Hart Scott Rodino Improvements Anti-Trust Act and final approval from the Company's Board of Directors. In addition, the Company will agree to pay the Sturm controlled entity a $5.0 million fee for the commitment.


7.   OTHER MATTERS

Dina Partners L.P.

  On October 16, 1998, the Company filed a declaratory relief action in San Diego Superior Court, asking the Court to find that the Company was not obligated to offer stock to Dina Partners, L.P. ("Dina") in connection with the December 30, 1997 equity investment by Spectra 3, a Donald L. Sturm entity, and Enron Capital and Trade Resources, Corp. ("ETC"). On September 3, 1999, the lawsuit was dismissed with prejudice. The Company did not contribute any consideration to the settlement.

  Prior to the dismissal of the lawsuit, certain shareholders of the Company agreed to sell certain securities to Dina. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 79, the Company recorded a capital contribution and corresponding non-cash charge during the three months ended September 30, 1999 in connection with this transaction in the amount of $1.9 million.

City of Anaheim

  On May 13, 1999, the City of Anaheim (the "City") filed a lawsuit in Orange County Superior Court, Case Number 809281, against FirstWorld and FirstWorld Anaheim (collectively "FirstWorld Parties"). The City alleges that the FirstWorld Parties repudiated their contractual obligations under the Universal Telecommunications System Participation Agreement (the "Participation Agreement"), the Agreement for Use of Operating Property (the "Operating Property Agreement") and the Development Fee Agreement (the "Development Agreement," and together with the Participation Agreement and the Operating Property Agreement, the "UTS Agreements"). In addition, the City alleges, among other things, that the FirstWorld Parties materially breached their obligations under the UTS Agreements by: (i) failing to commence construction of a demonstration center in downtown Anaheim and that the FirstWorld Parties will not commence operation of this downtown demonstration center by June 30, 1999 under the UTS Agreements; (ii) failing to provide verification that Substantial Completion of Phase I, as each such term is defined in the UTS Agreements, has been achieved; (iii) failing to provide a "Subsequent Implementation Program" (as defined in the UTS Agreements); (iv) failing to comply with various auditing procedures in the UTS Agreements; and (v) failing to make a quarterly payment due under the Participation Agreement. The City alleges that it is entitled to damages in excess of $45.0 million as well as costs, pre-judgment interest and such other relief as the Court deems proper. The City also seeks specific performance compelling FirstWorld Parties to completely perform certain obligations under the UTS Agreements.

  In response to the lawsuit, the FirstWorld Parties filed a Motion to Compel Arbitration. On September 16, 1999, the Court granted the Company's motion. On October 6, 1999, the Court entered an Order finding that there is a valid arbitration provision in the agreements and that the City has not established that FirstWorld unequivocally repudiated the UTS Agreements. The court action has been stayed pending completion of the arbitration. Neither the City nor the Company has commenced arbitration procedures.

  The Company believes that the FirstWorld Parties are not in breach as alleged and intends to vigorously defend the action; however, there can be no assurance that an unfavorable outcome of this dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position.

Other

  The Company is engaged in other legal actions arising in the ordinary course of its business and believes that the outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company is a rapidly growing network-based provider of Internet, data and communications services. Our service offering includes high-speed Internet access, such as dedicated access and DSL; web hosting and design; data center co-location; e-commerce solutions; dial-up Internet access; and web integration and consulting services. To complement our data services offerings, the Company also provides local and long distance telephony services in selected markets.
We are also in the process of constructing several data centers that will house our data, Internet and voice service equipment and provide space for customers to co-locate their equipment. The Company's business strategy is to offer our customers a single source solution to meet the full range of their increasingly complex Internet, data and communications needs. Using a consultative sales approach, the Company markets its services to small- and medium-sized businesses, and also selectively to larger businesses, consumers and wholesale customers.

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

  Internet services revenue is derived from providing, DSL services, web hosting and design, e-commerce solutions, dial-up and dedicated high-speed Internet access and data center services. Revenues for all Internet services, other than e-commerce, are recognized as the service is provided. Revenues for development of e-commerce applications are recognized under the percentage-of-completion method of accounting based upon the ratio that costs incurred bear to the total estimated costs for each e-commerce application being developed. Amounts billed relating to future periods are recorded as deferred revenue and are recognized in revenue as services are rendered.

  Web integration and consulting services revenue is derived from network consulting, design, integration, equipment sales and management services. Revenues are recognized under the percentage-of-completion method of accounting based upon the ratio that costs incurred bear to the total estimated cost for each contract.

  Telephony services revenue is generated from local and long distance telephone services. The Company generates telephony services revenue by replacing the basic telephony services currently provided by incumbent local exchange carriers, interexchange carriers and competitive local exchange carriers, including local, long distance and other telephony services. Revenues are recognized in the month telephony services are provided. Amounts billed relating to future periods are recorded as deferred revenue and are recognized in revenue as services are rendered.

OPERATING EXPENSES

Network and Service Costs

  Network and service costs include a variety of service and network operations costs. Network costs consist of payments to other communications carriers and DSL wholesalers for monthly recurring and non-recurring communications line charges incurred to provide DSL, integrated services digital network, frame relay and telephony services as well as backbone transport charges and payments to municipalities or local governmental agencies for permitting and related expenses. Service costs include labor and materials associated with web integration and consulting services. Network and service costs include rent and utilities associated with co-locations, points of presence and network operations centers. We currently enter into operating leases for a significant portion of our infrastructure and we currently expect this practice to continue as we enter into new markets. Labor associated with technical support, customer service and line repair is also included in network and service operations costs.

Selling, General and Administrative

  Selling, general and administrative expenses consist of costs related to selling, marketing, customer care, provisioning, billing and collections, information technology, general management and overhead and other administrative expenses. We currently expect that selling, general and administrative expenses will increase in the future as we expand operations into new markets and grow our sales and marketing staff.

Depreciation and Amortization

  Depreciation and amortization expenses include charges relating to depreciation of property and equipment, which consists principally of network infrastructure, communications equipment, buildings and leasehold improvements, furniture and equipment, and amortization of intangibles, including goodwill. We depreciate our assets and network infrastructure on a straight-line basis over the estimated useful life of each asset. Estimated useful lives for our assets currently range from three to 20 years. In addition, we have recorded goodwill in connection with our acquisitions, which we amortize over a period generally expected to be three years, with the exception of goodwill associated with the acquisition of Optec, which we amortized over 10 years.

Interest

  Interest expense consists of interest expense associated with our debt. On April 13, 1998, we completed the issuance of our senior notes. Interest expense subsequent to this date primarily relates to our senior notes and capital leases.

  Interest income during 1998 and subsequent to 1998 primarily represents interest earned on our investments in high-grade, short-term marketable securities. Marketable securities consist of commercial paper with original maturities greater than three months but less than six months. We have classified our marketable securities as held-to-maturity, as we have the intent and ability to hold these securities to maturity.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

  Revenues

  Total revenues increased from $431,000 for the quarter ended September 30, 1998 to $16.0 million for the quarter ended September 30, 1999, an increase of $15.6 million. Additionally, total revenues increased from $977,000 for the nine months ended September 30, 1998 to $36.5 million, an increase of $35.5 million. The increase was primarily a result of increases in the aggregate number of our data communications customers. These customers were acquired as a result of our acquisitions of Optec, Slip.Net, Sirius, Hypercon, Internet Express, inQuo, Transport Logic and Intelenet. The remaining increase was due to the continued expansion of our customer base in the Los Angeles metropolitan area.

  Internet services. Internet services revenue was $6.9 million for the quarter ended September 30, 1999 and $13.2 million for the nine months ended September 30, 1999. There were no revenues for Internet services during the three and nine months ended September 30, 1998. Internet services revenue associated with the Company's acquisitions was $6.4 million for the quarter ended September 30, 1999 and $11.6 million for the nine months ended September 30, 1999. The remaining increase is due to the provision of data services to our customer base in the Los Angeles metropolitan area.

  Web integration and consulting services. Web integration and consulting services revenue was $7.7 million for the quarter ended September 30, 1999 and $20.0 million for the nine months ended September 30, 1999. The Company had no web integration and consulting services revenue during the three and nine months ended September 30, 1998. Optec has generated approximately $6.8 million of web integration and consulting revenue during the quarter ended September 30, 1999 and $18.2 million for the nine months ended September 30, 1999. The remaining increase is due to expansion of our customer base in the Los Angeles metropolitan area.


  Telephony services. Telephony services increased from $431,000 for the quarter ended September 30, 1998 to $1.4 million for the quarter ended September 30, 1999, an increase of $983,000. Telephony services increased from $977,000 for the nine months ended September 30, 1998 to $3.2 million for the nine months ended September 30, 1999, an increase of $2.3 million. This increase is due to the continued market penetration and expansion of our customer base in the Los Angeles metropolitan area.

  Operating Expenses

  Network and service costs. Network and service costs increased from $446,000 for the quarter ended September 30, 1998 to $11.2 million for the quarter ended September 30, 1999, an increase of $10.7 million. Additionally, network and service costs increased from $885,000 for the nine months ended September 30, 1998 to $25.8 million for the nine months ended September 30, 1999, an increase of $24.9 million. The Company's acquisitions and the support of the customers acquired in those acquisitions increased network and service costs in aggregate by approximately $8.6 million and $18.9 million for the three and nine months ended September 30, 1999, respectively. The remaining increase is due to the cost of providing service to our expanded customer base in the Los Angeles metropolitan area.

  Selling, general and administrative.   Selling, general and administrative
expenses increased from $6.4 million for the quarter ended September 30, 1998 to $21.3 million for the quarter ended September 30, 1999, an increase of $14.9 million. Additionally, selling, general and administrative expenses increased from $13.9 million for the nine months ended September 30, 1998 to $46.0 million for the nine months ended September 30, 1999, an increase of $32.1 million. The Company's various acquisitions increased selling, general and administrative expenses in aggregate by approximately $5.8 million for the quarter ended September 30, 1999 and $12.5 million for the nine months ended September 30, 1999. Salaries and other related expenses, excluding the acquisitions, increased approximately $4.1 million and $10.6 million for the three and nine months ended September 30, 1999, primarily due to higher staffing levels in Southern California and at the Company's headquarters. In addition, as further discussed in Note 7 to the financial statements, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 79, the Company recorded a capital contribution and corresponding non-cash charge during the three months ended September 30, 1999 in the amount of $1.9 million. The remaining increase was due to higher overall expenses resulting from expansion of operations in accordance with the execution of the Company's business plan.

  Depreciation and amortization. Depreciation and amortization expenses increased from $585,000 for the quarter ended September 30, 1998 to $7.6 million for the quarter ended September 30, 1999, an increase of $7.0 million. Additionally, depreciation and amortization expenses increased from $1.9 million for the nine months ended September 30, 1998 to $14.9 million for the nine months ended September 30, 1999, an increase of $13.0 million. The majority of the increase in depreciation and amortization is due to the amortization of goodwill associated with the Company's various acquisitions. Amortization of the goodwill associated with these acquisitions approximated $4.8 million for the quarter ended September 30, 1999 and $8.0 million for the nine months ended September 30, 1999. During the nine months ended September 30, 1999, the Company reached an agreement with a vendor with regards to certain equipment which was returned to such vendor. As a result, approximately $882,000 of capitalized engineering and installation costs were written-off. The remaining increase related primarily to depreciation associated with communications equipment placed in service.

  Other

  Interest income. Interest income decreased from $3.5 million for the quarter ended September 30, 1998 to $1.5 million for the quarter ended September 30, 1999, a decrease of $2.0 million. For the nine months ended September 30, 1999, interest income decreased $813,000 compared to the nine months ended September 30, 1998. In April 1998, the Company completed a debt offering of senior notes raising approximately $250.0 million in proceeds. As of September 30, 1999, the Company had approximately $88.7 million in cash and marketable securities, a decline of approximately $148.9 million in cash and marketable securities compared to the same prior year period, this decrease resulted in lower interest income.

  Interest expense. Interest expense increased from $5.8 million for the quarter ended September 30, 1998 to $9.6 million for the quarter ended September 30, 1999, an increase of $3.8 million. Additionally, interest expense increased from $15.5 million for the nine months ended September 30, 1998 to $28.1 million for the nine months ended September 30, 1999, an increase of $12.6 million.
This increase relates primarily to interest expense associated with the senior notes, partially offset by a reduction in interest expense associated with a revolving credit facility, which was terminated in April 1998. The Company is not currently scheduled to make any cash interest payments on the senior notes until the year 2003. Capitalized interest for the three and nine months ended September 30, 1999 was $140,000 and $405,000, respectively.

  Extraordinary Loss. An extraordinary loss on the extinguishment of debt of $4.7 million was recorded in the nine months ended September 30, 1998. The Company reported no extraordinary loss in the three and nine months ended September 30, 1999. On September 16, 1997, the Company entered into a revolving credit facility with a syndicate of lenders to provide financing for the construction of telecommunication networks and for general working capital purposes. The Company terminated the credit facility concurrently with the closing of the senior notes and paid the syndicate of lenders a $1.0 million termination fee pursuant to the terms thereof. The Company recorded an extraordinary loss of approximately $4.7 million associated with such debt extinguishment in the nine ended September 30, 1998. This loss was inclusive of the termination fee and the write-off of unamortized debt discount and deferred financing costs.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's existing operations have required and will continue to require substantial capital investment for the installation of communications equipment, DSL equipment, data center facilities, incumbent local exchange carrier co-locations, fiber optics and other electronics and related equipment. In addition, the Company currently expects to incur operating losses during the start-up phase of new markets targeted by the Company. Such expansion will require significant additional capital for the design, development and construction of the Company's network, business acquisitions and the funding of operating losses as a result of expanding the network into new markets.

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

  To date, we have satisfied our cash requirements through the private placements of debt and equity securities. From our inception through September 30, 1999, we raised approximately $62.4 million in net proceeds from the sale of equity securities and $241.3 million in net proceeds from the sale of debt securities.

  On December 30, 1997, we consummated a private placement of our Series A common stock to entities controlled by Donald L. Sturm and ETC. Aggregate proceeds from this offering totaled approximately $26.1 million, net of offering commissions and other fees, and were received on January 6, 1998. On April 13, 1998, concurrent with our senior notes offering discussed below, we completed an additional $18.8 million, net of offering commissions and other fees, private placement of capital stock to entities controlled by Donald L. Sturm and Enron. In addition, the Company has raised approximately $16.1 million, net of offering commissions and other fees, from the issuance of Series A, B and C preferred stock and $1.3 million from the exercise of options and warrants to purchase our Series B common stock.

  On April 13, 1998, we completed an offering of debt securities pursuant to Rule 144A under the Securities Act of 1933. In this debt offering, we sold 470,000 units consisting of 13% Senior Discount Notes due 2008 and warrants to purchase, at $.01 per share, an aggregate of 3,713,094 shares of our Series B common stock. The aggregate net proceeds of the debt offering was $241.3 million.

  As of September 30, 1999, we had $88.7 million of cash and cash equivalents and marketable securities. We had an accumulated deficit of $138.2 million at September 30, 1999.

  The Company's most significant sources and uses of funds for the nine months ended September 30, 1999 are as follows (000s):

   Sources of funds:

     Maturities of held-to-maturity marketable securities                 $308,498
     Proceeds from the exercise of stock options and warrants                1,015
                                                                          --------
          Total sources of cash                                           $309,513
                                                                          ========

   Uses of funds:
     Purchases of held-to-maturity marketable securities                  $168,991
     Acquisitions, net of cash acquired                                     44,761
     Purchase of property and equipment                                     42,798
     Net cash used by operating activities                                  22,477
     Payments associated with debt and capital leases                        1,983
                                                                          --------
          Total uses of cash                                              $281,010
                                                                          ========

  The substantial capital investment required to initiate the Company's services and the funding of the Company's initial operations has resulted in negative cash flow since its inception. This negative cash flow is the result of the Company's capital expansion, acquisition activities and market development. The Company currently expects to continue to experience negative cash flow for the foreseeable future due to expansion through acquisitions and other activities associated with the development of the Company's markets. There can be no assurance that break-even cash flow can be attained in subsequent periods. Until sufficient cash flow is generated, the Company will be required to utilize its current and future capital resources to meet its cash flow requirements and may be required to issue additional debt and/or equity securities. The Company currently continues to believe that it currently has sufficient capital to execute its 1999 business plan.

  The Company has entered into a letter of intent with an entity controlled by its Chairman, Donald L. Sturm, for a $50.0 million equity commitment. The letter of intent anticipates that the Company and the Sturm entity enter into an agreement which will allow the Company to require that the Sturm entity purchase up to $50.0 million of Series B common stock priced at $7.50 per share. The agreement will expire on the earlier of 180 days after the effectiveness of the agreement or upon the closing of an initial public offering by the Company.

  The letter of intent outlines three dates on which the Company can require that the Sturm entity purchase the Company's Series B common stock. These dates are: February 15, 2000; March 31, 2000; and the expiration date of the agreement. Additionally, if at any time after closing of the agreement the cash, cash equivalents and marketable securities position of the Company is $20.0 million or less, the Company will automatically exercise $25.0 million of the commitment. Closing of the commitment is subject to certain conditions, including the documentation of definitive agreements, any required approval under the Hart Scott Rodino Improvements Anti-Trust Act and final approval from the Company's Board of Directors. In addition, the Company will agree to pay the Sturm controlled entity a $5.0 million fee for the commitment.

  Fair Value of Financial Instruments

  Management believes that the carrying amounts shown for the Company's financial instruments reasonably approximate their fair values.

YEAR 2000 READINESS DISCLOSURE

  Year 2000 Readiness

  We have a comprehensive internal Year 2000 compliance program designed to enable us to continue our business without interruption as we move into the next millennium. We established our Year 2000 compliance program to address the impact of the Year 2000 date transition on our operations, pursuant to the Year 2000 Information and Readiness Disclosure Act of 1998. This program covers not only our internal information systems and other information technology-based facilities such as data and telephony communications, building management, and security systems, but also the readiness and compliance programs of our key suppliers.

  In 1998, we established a dedicated Year 2000 Project Team, consisting of subject matter experts from relevant departments within FirstWorld. A project manager coordinates existing projects and oversees management and execution of our Year 2000 compliance program. Our Chief Information Officer has ultimate responsibility for the Year 2000 compliance program, and he communicates Year 2000 progress weekly to our senior management, and monthly to our board of directors.

  Policies, procedures, and standard approaches for assessing and resolving issues and managing compliance have been adapted from both internal and external sources.

  State of Year 2000 Readiness

  We have adopted the California Public Utilities Commission's definition of "Year 2000 Ready" and of "Year 2000 Compliant." Our Year 2000 compliance program covers several phases, including:

  . taking inventory of hardware, software, third-party suppliers and embedded systems;
  . assessing business and customer risks associated with such systems or supplier and creating, executing and monitoring action plans to address known risks;
  . taking appropriate remedial action; and . establishing and implementing contingency plans and procedures.

  We are continually monitoring new hardware, software and embedded systems introduced into our environment that could be affected by potential Year 2000 issues. We continue to update our inventory as our business grows. We use this inventory and the information we derive from it to drive our internal Year 2000 efforts.

  Action plans generally consist of:

  .  assessing the Year 2000 readiness of systems;
  . repairing, replacing, or retiring systems that are not Year 2000 Ready; and . testing repaired or replaced components and systems where possible.

  Our Year 2000 compliance program encompasses information technology hardware and software systems such as communications systems, desktop PCs, and custom-built software programs, as well as systems with embedded technology, such as power generators, temperature controls, alarms, security systems and elevators.

  We have segregated our systems and applications and their corresponding Year 2000 readiness risk into the following five categories:

  . internal information technology enterprise applications, such as billing and customer service;
  . network infrastructure, including corporate local and wide area networks, user workstations and off-the-shelf software applications;
  .  customer Internet service provider platform;
  .  customer telephony platform; and
  .  corporate facilities, such as offices, phone systems and voice mail.

  We are using a variety of software tools to assist us in evaluating our Year 2000 readiness. Where possible, we test our critical applications. These tests include without limitation transaction processing at various dates before, during and after the millennium, including the leap day in February 2000. While we do not anticipate that the Year 2000 will cause disruption in our ability to provide services, there can be no assurance that all systems, processes and platforms will be Year 2000 ready given our significant reliance on third-party systems and providers.

  We recently acquired a number of companies and business operations and intend to continue to make acquisitions from time to time. As a part of our due diligence prior to closing these acquisitions, we make a preliminary assessment of the state of each acquired business' Year 2000 readiness. After closing, we evaluate the systems and applications of the acquired company as part of our Year 2000 compliance program. We currently expect to substantially complete the evaluation and any required remediation by November 30, 1999. Although we can give you no assurance, we currently expect that each of our recently acquired companies will be Year 2000 ready prior to the century date change.

  Our Year 2000 compliance program also addresses third-party vendors. Certain third-party services or products are critical to our continued day-to-day operations. These third-parties include without limitation power and other utilities, switch vendors, network providers, including both local and long-haul carriers, and other hardware and software vendors.

  Most of our third-party vendors are large, national companies, providing services similar to those provided to many other similar customers. We have no control over these companies' Year 2000 state-of-readiness. Indeed, if some of these companies experience Year 2000 difficulties in their systems, it will not only affect us but whole geographic regions of their customers. For example, if an incumbent local exchange carrier loses its switching or transmission platform, we, as well as virtually all of our competitors in that region, will be impacted.

  To mitigate this risk, we are currently assessing our vulnerability to unexpected business interruptions due to the failure of third-parties to remediate Year 2000 readiness issues associated with products or services on which our business relies. In connection with this assessment, we have collected and cataloged relevant vendor information regarding our vendor's Year 2000 compliance and matched it against our system inventory. We continue to review that information for updates. We are relying on such information to accurately describe the state of Year 2000 readiness of third-party products or components so assessed. We have sent and continue to send Year 2000 compliance questionnaires and letters to our critical/significant third-party business partners, suppliers and/or vendors, where we have been unable to match compliance documentation with our utilized hardware, software and network services, requesting that they certify their Year 2000 readiness. We are presently in the process of re-contacting our critical suppliers and vendors who have either not responded or have not responded adequately to our requests for proof of certification. We presently expect to complete this process by November 30, 1999 and will continue to follow-up on unresolved issues thereafter. There can be no assurance that third-parties who have responded, or will respond, to our request regarding their Year 2000 readiness have responded, or will respond, accurately or satisfactorily or that anticipated Year 2000 actions set forth in their responses will be properly conducted.

  Since we implemented our Year 2000 compliance program, we have established many new contractual relationships for services, including carrier agreements, software and hardware platform purchases and upgrades. Where appropriate, we have required the vendors to address their Year 2000 readiness as part of the contract or service agreement.

  We believe most hardware components and systems now available are Year 2000 Compliant. However, it is currently expected that manufacturers and vendors will continue to produce patches until the end of the year. Any such patches will be installed when they become available.

  We presently expect to continue extensive monitoring of our Year 2000 compliance program throughout the remainder of 1999. The status of our Year 2000 readiness efforts is as follows:

  .  inventory is essentially complete;
  .  assessment and planning are substantially complete;
  . remediation is currently expected to be substantially complete by November 30, 1999; and
  . contingency planning is currently expected to be substantially complete by November 30, 1999.

  Risks Associated with Year 2000 Issues

  A significant amount of the demand we have experienced in recent months for our products and services may have been generated by our continuing acquisition and expansion strategy during 1999. The acquisition of a company or customer that has failed to address its Year 2000 issues could have a material adverse effect on our own Year 2000 efforts. To minimize the risk associated with this acquisition, we have instituted certain guidelines that include Year 2000 readiness as a crucial due diligence factor. In addition, as the Year 2000 approaches, customers may slow down Internet and telephony systems purchases as they devote more time to preparing and testing their systems for Year 2000 readiness, versus evaluating and implementing new systems. Thus, the telecommunications industry and FirstWorld may experience a significant deceleration from the strong annual growth rates historically experienced in the telecommunications marketplace.

  We currently anticipate that our products and services will be Year 2000 Compliant. There can be no assurances, however, that our current products and services do not contain undetected Year 2000 defects. The most reasonably likely worst case scenarios would include the partial failure of a widely-sold product and service of ours that is of mission-critical importance to our customers. Such a scenario could expose us to litigation that could have a material adverse impact on us. Some commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues. However, because of the unprecedented nature of such litigation, it is uncertain to what extent we could be affected by it. We currently do not believe that we will incur any material costs or experience material disruptions in our business associated with preparing our internal systems for the Year 2000. There can be no assurances however, that we will not experience serious unanticipated negative consequences caused by undetected Year 2000 defects in our internal systems, including third-party software and hardware products and services. The most reasonably likely worst case scenarios related to such undetected Year 2000 defects would include:

  . corruption of data contained in our internal information systems, rendering the data useless unless and until it is corrected;
  . failure of hardware, software, or other information technology systems to correctly process or transmit date-sensitive data, causing an interruption or failure of normal business operations; and
  . failure of any one of a number of third-party systems or interfaces, on which we rely for our service platform, which could interfere with our operations.

  Such a scenario could have a material adverse impact on us. In addition, there can be no assurances that we will not experience serious unanticipated negative consequences caused by the failure of services provided by third-parties, such as electrical power, communications services, and shipping services. Due to the impossibility of knowing what failures generally will result from the Year 2000 date change (particularly outside of countries such as the United States where Year 2000 remediation has progressed the furthest), and what effects such failures could have on third-party vendors, we are unable to assess the likelihood of a material adverse impact on our results of operations, liquidity or financial condition due to such Year 2000 failures. We currently anticipate that we will experience a significant increase in calls to customer support from customers seeking:

  .  Year 2000 product information;
  . information on migrating from older, non-compliant products to compliant products; and
  .  assistance in handling other Year 2000 issues.

  We intend to develop a program to enable us to handle the expected increase in calls. We may incur significant costs in connection with this program. Among other things, we currently anticipate that we will be required to reassign consultants to the customer support organization on an interim basis, which could cause a decrease in consulting revenues. Such costs or lost revenues cannot be estimated until the program planning is completed.

  If our remediation efforts are not successful or are not completed in a timely manner, the Year 2000 issue could significantly disrupt our ability to transact business with our customers and suppliers, and could have a material impact on our operations. Even if our remediation efforts are successful or we complete them on time, there can be no assurance that other companies will timely and effectively address Year 2000 issues and successfully convert their systems with which our systems interact, or that any such failure to address Year 2000 issues or failure to convert by another company would not have an adverse effect on our business or operations. We cannot estimate the potential adverse impact that may result from non-compliance with the Year 2000 issue by the software and equipment vendors and others with whom we conduct business.

  Contingency Planning

  Our services may be adversely affected by potential Year 2000 issues because of the uncertainties involved in addressing the Year 2000 issues and to the extent our suppliers, vendors or customers, including incumbent local exchange carriers over whose networks we provide certain of our services, fail to address Year 2000 issues in a timely and effective manner. Contingency planning is therefore an inherent part of our Year 2000 compliance program. We are identifying and assessing potential points of failures and the resulting impact to the business. Our methodology includes examining risk reduction measures as well as the development of detailed contingency plans.

  We are preparing a comprehensive contingency plan to address possible failures caused by the Year 2000 date change. The contingency plan will address, among other things, access to alternative third-party vendors for services and products, such as access and transport services, manual ''work-arounds'' for software and hardware failures, and substitution of hardware and software systems, if necessary. We currently expect to substantially complete our contingency planning by November 30, 1999. We have begun addressing potential and expected effects of the Year 2000 date change by planning for increased support staffing in late 1999 and early 2000. Such existing activities and plans will be incorporated into the contingency plan. However, we can not make any assurances that the contingency plan will resolve any Year 2000 failure that may occur, in a manner that is satisfactory or desirable to us.

  Costs of Addressing Year 2000 Issues

  We are continually upgrading and improving our information technology systems and facilities, and we expense all incremental costs associated with Year 2000 compliance issues as incurred. Through September 30, 1999, such costs incurred were approximately $250,000 primarily consisting of contract consulting fees. We currently expect to incur certain internal costs, including salaries and benefits for two dedicated full-time equivalent employees to address Year 2000 compliance issues, of which such costs represent approximately 8% of the budgeted information technology staff.

  We have not yet determined the full cost of our Year 2000 compliance program and its related impact on our financial condition. We currently have budgeted $500,000 for the completion of our Year 2000 program, and have included it as part of the normal 1999 information technology operating budget. No assurance can be made, however, as to the total cost for the Year 2000 compliance program until the program has been completed. While there can be no assurance, we do not believe that any such additional costs will have a material impact on our results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company believes there has been no significant changes in the market risk associated with its financial instruments since September 30, 1998.

PART II.    OTHER INFORMATION

ITEM 1.  Legal Proceedings

Dina Partners L.P.

  On October 16, 1998, the Company filed a declaratory relief action in San Diego Superior Court, asking the Court to find that the Company was not obligated to offer stock to Dina Partners, L.P. in connection with the December 30, 1997 equity investment by Spectra 3, a Donald L. Sturm entity, and ETC. On September 3, 1999, the lawsuit was dismissed with prejudice.

City of Anaheim

  On May 13, 1999, the City of Anaheim (the "City") filed a lawsuit in Orange County Superior Court, Case Number 809281, against FirstWorld and FirstWorld Anaheim (collectively "FirstWorld Parties"). The City alleges that the FirstWorld Parties repudiated their contractual obligations under the Universal Telecommunications System Participation Agreement (the "Participation Agreement"), the Agreement for Use of Operating Property (the "Operating Property Agreement") and the Development Fee Agreement (the "Development Agreement," and together with the Participation Agreement and the Operating Property Agreement, the "UTS Agreements"). In addition, the City alleges, among other things, that the FirstWorld Parties materially breached their obligations under the UTS Agreements by: (i) failing to commence construction of a demonstration center in downtown Anaheim and that the FirstWorld Parties will not commence operation of this downtown demonstration center by June 30, 1999 under the UTS Agreements; (ii) failing to provide verification that Substantial Completion of Phase I, as each such term is defined in the UTS Agreements, has been achieved; (iii) failing to provide a "Subsequent Implementation Program" (as defined in the UTS Agreements); (iv) failing to comply with various auditing procedures in the UTS Agreements; and (v) failing to make a quarterly payment due under the Participation Agreement. The City alleges that it is entitled to damages in excess of $45.0 million as well as costs, pre-judgment interest and such other relief as the Court deems proper. The City also seeks specific performance compelling FirstWorld Parties to completely perform certain obligations under the UTS Agreements.

  In response to the lawsuit, the FirstWorld Parties filed a Motion to Compel Arbitration. On September 16, 1999, the Court granted the Company's motion. On October 6, 1999, the Court entered an Order finding that there is a valid arbitration provision in the agreements and that the City has not established that FirstWorld unequivocally repudiated the UTS Agreements. The court action has been stayed pending completion of the arbitration. Neither the City nor the Company has commenced arbitration procedures.

  The Company believes that the FirstWorld Parties are not in breach as alleged and intends to vigorously defend the action; however, there can be no assurance that an unfavorable outcome of this dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position.

Other

  The Company is engaged in other legal actions arising in the ordinary course of its business and believes that the outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.

ITEM 6.  Exhibits And Reports On Form 8-K

 (a)   Exhibits:

       Exhibit    27.1   Financial Data Schedule

 (b) Three reports on Form 8-K were filed in the three-month period ended September 30, 1999:

                                                         Were any financial
                 Item Reported                           statements filed?    Date of filing
                 -------------                           ------------------   --------------

Item 5 - Other Event - Acquisition of inQuo                     No             July 8, 1999

Item 5 - Other Event - Acquisition of Transport Logic           No             July 26, 1999

Item 5 - Other Event - Acquisition of Intelenet                 No             August 2, 1999

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

                                                                        FIRSTWORLD COMMUNICATIONS, INC.,
                                                                        a Delaware corporation
                                                                        (Registrant)

                  SIGNATURE                                            TITLE                                   DATE
                  ---------                                            -----                                   ----

       /s/  SHELDON S. OHRINGER                   President, Chief Executive Officer and Director         November 15, 1999
----------------------------------------------    (Principal Executive Officer)
       Sheldon S. Ohringer


       /s/  PAUL C. ADAMS                         Vice President of Finance, Treasurer and Assistant      November 15, 1999
----------------------------------------------    Secretary (Principal Financial and Accounting
       Paul C. Adams                              Officer)
