Form 10-K
period 1999-12-31
FIRSTWORLD COMMUNICATIONS INC
filed 2000-02-29
CIK 1061583

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K
(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 or

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________________ to _________________

                        Commission file number 0-24953
                                               -------

                        FIRSTWORLD COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                                   33-0521976
           --------                                   ----------
(STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
 INCORPORATION OR ORGANIZATION)

                                ________________

                           8390 E. CRESCENT PARKWAY
                                   SUITE 300
                          GREENWOOD VILLAGE, CO 80111
--------------------------------------------------------------------------------
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                  (ZIP CODE)

                                (303) 874-8010
--------------------------------------------------------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

--------------------------------------------------------------------------------
                 (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL
                      YEAR, IF CHANGED SINCE LAST REPORT)

                               ________________

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

     Title of each class                 Name of exchange on which registered
------------------------------         ----------------------------------------
Series B common stock                  Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of January 31, 2000, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $117,381,013, based on the sale of Series B common stock on February 10, 2000.

As of January 31, 2000, the registrant's outstanding common stock consisted of 10,135,164 of Series A common stock and 18,672,164 of Series B common stock, each with a $.0001 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report (Items 10, 11, 12 and 13) is incorporated by reference from the registrant's proxy statement to be filed pursuant to Regulation 14A with respect to the annual meeting of stockholders scheduled to be held on June 12, 2000.

================================================================================

                        FirstWorld Communications, Inc.
                                   Form 10-K
                               Table of Contents

Part     Item(s)                                                                                    Page
----     -------                                                                                    ----

I.       1 .     Business........................................................................     5
                   The Company...................................................................     5
                   Our Products and Services.....................................................     9
                   Our Customers.................................................................    11
                   Sales and Marketing...........................................................    12
                   Network Architecture and Technology...........................................    13
                   Information Technology and Support Systems....................................    14
                   Competition...................................................................    14
                   Governmental Regulation.......................................................    15
                   Intellectual Property.........................................................    19
                   Employees.....................................................................    19
         2.      Properties......................................................................    20
         3.      Legal Proceedings...............................................................    20
         4.      Submission of Matters to a Vote of Security Holders.............................    21
II.      5.      Market for Registrant's Common Equity and Related Stockholder Matters...........    21
         6.      Selected Financial Data.........................................................    24
         7.      Management's Discussion and Analysis of Financial Condition and
                   Results of Operations.........................................................    25
         7A.     Quantitative and Qualitative Disclosures About Market Risk......................    37
         8.      Financial Statements and Supplementary Data.....................................    38
         9.      Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosure..........................................................    38
III.    10.      Directors and Executive Officers of the Registrant..............................    38
        11.      Executive Compensation..........................................................    38
        12.      Security Ownership of Certain Beneficial Owners and Management..................    38
        13.      Certain Relationships and Related Transactions..................................    39
IV.     14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.................    39
                 Signatures......................................................................    43
                 Index to Consolidated Financial Statements......................................   F-1

ITEM 1.  BUSINESS

  Some of the statements contained in this Form 10-K are not historical facts, including some statements made in the sections of this report entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and are statements of future expectations and other forward-looking statements. We use words such as expect, intend, plan, project, believe, estimate and anticipate, and variations of these words and similar expressions to identify such forward-looking statements. These statements are based on management's current views and assumptions and involve known and unknown risks and uncertainties that could cause actual results, performance or events to differ materially from those expressed or implied in those statements, including:

  .  the rate of expansion of our network and/or customer base;

  . inaccuracies in our internal forecasts of communications traffic or customers;

  . the loss of a customer or distributor that provides us with significant revenues;

  .  highly competitive market conditions;

  . changes in or developments under laws, regulations, licensing requirements or telecommunications standards; and

  .  general economic conditions.

  The foregoing important factors should not be construed as exhaustive. We undertake no obligations to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

  In this Form 10-K, FirstWorld, we, us, our and the Company refer to FirstWorld Communications, Inc. and its subsidiaries, unless the context otherwise requires. The term Enron refers to Enron Corp. and its direct and indirect subsidiaries collectively, unless otherwise indicated. The term Texas Pacific Group refers to Texas Pacific Group and its affiliates.

The Company

  FirstWorld Communications, Inc. is a rapidly growing network-based provider of Internet, data and communications services. Our service offerings include high-speed Internet access, such as dedicated access and digital subscriber line ("DSL"); dial-up Internet access; web hosting and design; data center services including co-location, access, application hosting and monitoring services; and web integration and consulting services. To complement our data services offerings, we also provide telephony services in selected markets. Beginning the second half of 2000, we expect to begin earning revenue from e-commerce solutions also. Our strategy is to offer our customers a single source solution to meet a broad range of their increasingly complex Internet, data and communications needs. We primarily market our services, using a consultative sales approach, to small- and medium-sized businesses, and also selectively to larger businesses, wholesale customers and consumers.

  Prior to 1998, we offered telephony and network construction services in the Los Angeles metropolitan market. To capitalize on the growing demand for Internet and data services, the fastest growing segment of the communications industry, we made a strategic decision in 1998 to broaden our service offering, emphasize Internet and data services and expand our market footprint. Since that time, we have acquired eight companies and the customer base and certain assets of a ninth company to enhance our Internet and data service offerings and expand our market presence. In November 1998, we expanded into the Portland area by acquiring Optec, Inc. doing business as FirstWorld Northwest, Inc. ("Optec"), a company providing web integration services to businesses. In early 1999, we entered the San Francisco Bay Area through the acquisition of two Internet service providers, Accelerated Information, Inc. which is the parent of Slip.Net, Inc. ("Slip.Net") and Sirius Solutions, Inc. d/b/a Sirius Connections ("Sirius"). We continued our market expansion with the acquisition of four Internet service providers in June and July 1999, giving us a market presence in Houston, Denver and Salt Lake City, and expanding our existing presence in Portland. In July 1999, we acquired Intelenet Communications, Inc. ("Intelenet"), an Irvine, California-based provider of data center and managed services with operations in the Los Angeles basin and the Chicago metropolitan area. Most recently, in January 2000, we entered the Dallas market by acquiring the Internet customer base of FastLane Communications, Inc. Each of these acquisitions is more fully discussed in "--Recent Acquisitions."

  We currently offer selected Internet and data services in the San Francisco, San Diego, Portland, Denver, Houston, Salt Lake City, Dallas and Chicago metropolitan markets and provide Internet, data and communications services in the Los Angeles metropolitan market. We operate data centers in Glendale, San Diego, Santa Clara, Irvine and Denver, totaling approximately 66,000 square feet. We are in the process of expanding our service offering in each of the markets we have entered in the last year to include a broad range of data products and services. We plan to open data centers in each of the markets we currently serve and intend to expand our service offerings into the Seattle metropolitan market in 2000. The data centers we plan to open in 2000 will bring our total operational data center space to over 290,000 square feet. As of December 31, 1999, we had approximately 2,300 DSL lines, 1,300 dedicated access lines, 55,100 dial-up accounts, 10,600 web hosting accounts, 325 web integration customers and 1,200 telephony accounts.

  We deliver our services over a communications network that utilizes advanced packet-switching technology and the communications protocol known as Internet Protocol, or IP, that enables us to provide cost-effective services to our customers. Our network combines equipment housed in our own facilities and equipment interconnected to the incumbent local exchange carrier's central office with redundant, high-speed connectivity to the Internet backbone. Key components of our network architecture are our Internet data centers. These centers house our own Internet platform, support our shared and dedicated server hosting products and provide co-location space for our customers' equipment.

  As part of our acquisition of Optec, we acquired rights to use capacity to connect up to 15 cities on a nationwide, long-haul fiber-optic network currently under construction by Enron. We plan to expand into selected cities served by the Enron network as cities on this network come on-line. In January 2000, Enron advised us that capacity on this network is available in Portland, Los Angeles and Salt Lake City. Enron is also obligated to deliver capacity to Denver, Houston, Dallas and Miami.

  We have been certified as a competitive local exchange carrier in California, Colorado, Oregon, Texas, Washington and Utah and have an application pending in Illinois. We plan to seek certification in additional states as we expand our services into new markets.

  We have presented information regarding our segments in Note 11-Business Segments in the accompanying consolidated financial statements for the year ended December 31, 1999.

  Industry Overview

  Data communications is the fastest growing segment of the communications industry. The Internet, in particular, has emerged as one of the fastest growing communications medium in history and is dramatically changing how businesses and individuals communicate and share information. The Internet's rapid growth as an essential communications medium has created a substantial market opportunity for companies such as ours that provide Internet, data and communications services. We believe we are well positioned to capitalize on this opportunity due to the convergence of the following factors:

  . Growing Demand for Single Source Internet and Data Solutions. Many companies, particularly small- and medium-sized businesses, lack the expertise, capital or personnel required to install, maintain and monitor their own web servers, web sites and access facilities. In addition, these businesses must contend with the cost and complexity of retaining multiple vendors for their data needs: Internet service providers for Internet access and web hosting, data center companies for co-location and data center services, and equipment integrators for network configuration and installation. We believe that these businesses can benefit from, and are increasingly demanding, a single source solution for their Internet and data requirements.

  . Small- and Medium-Sized Businesses Expected to Fuel Growth. We believe that a significant portion of the growth in data communications will be generated by small- and medium-sized businesses, which we believe have traditionally been underserved by the larger communications providers. Data communications, particularly through the Internet, have made it possible for smaller companies to compete more effectively with larger competitors by reducing their costs of communicating with employees, customers and suppliers.

  . Emergence of Third Party Co-location Services.   Internet infrastructure
    and applications platforms are complex and sensitive to environmental factors, such as temperature and power fluctuations. These factors, together with the need for increased bandwidth, have led many businesses to rely on third parties to house, monitor and maintain the equipment that supports their web sites, e-commerce platforms and other business-critical applications at secure climate controlled facilities. Housing these platforms at third-party sites also allows for easier maintenance and operation. In addition, by locating equipment in another provider's facility, customers can more easily increase their Internet capacity, allowing them to scale their presence more quickly.

    An increasing number of new businesses are conducting a significant portion of their operations on the Internet. These businesses have an expanding need for co-location space that allows them the flexibility to rapidly add additional servers as their businesses grow. Many of these companies are also building redundancy into their web presence by housing their equipment at multiple locations to protect against a network or server failure at any single location.

  . Increasing Demand for High-Speed Internet Access. The rapidly expanding number of Internet users and the growth in bandwidth-intensive applications, combined with the availability of reasonably priced high-speed access products, such as DSL, is increasing demand for high-speed Internet connections, particularly among small- and medium-sized businesses and individual consumers. Higher access speeds enable businesses to maintain complex web sites, including web sites that allow them to access critical business information, conduct electronic business, or e-commerce, and communicate more efficiently with business partners, customers and employees. Additionally, many companies are supporting increasing numbers of remote offices and workers who require high-speed access to network resources.

    Traditionally, small- and medium-sized businesses, telecommuters and individuals have relied on low speed lines for data transport. In the future, we believe there will be an increasing demand for high-speed connectivity as businesses, telecommuters and individuals seek solutions with higher data transmission speeds.

  . Trend Toward Outsourcing of Internet Operations.   Our customers are
    increasingly finding that investing in the resources and personnel required to maintain their web infrastructure is cost-prohibitive and extremely difficult given the shortage of technical talent and the risk of technological obsolescence. As a result of these factors, many small- and medium-sized businesses are seeking to outsource their web facilities and system needs, to focus on their core competencies. Demand for web hosting, co-location services and outsourced e-commerce solutions is expected to grow.

  The FirstWorld Solution

  We provide a variety of Internet, data and communications services, including high-speed Internet access, web hosting and design, data center services, e-commerce solutions and web integration and consulting services. To complement our data services offerings, we also provide telephony services in selected markets. Our strategy is designed to offer our customers a single source solution to meet the full range of their increasingly complex Internet, data and communications needs. We primarily market our services, using a consultative sales approach, to small- and medium-sized businesses, and secondarily to larger businesses, wholesale customers and consumers. We typically seek to bundle our services, but our customers can select from the services we offer to tailor the most appropriate solution for their needs. We believe the FirstWorld solution offers a number of benefits to our customers including:

  . Single Source Data Solution. We currently provide a broad range of Internet and data services that allow our customers to effectively outsource their Internet and data needs to a single provider. Today, we believe most service providers provide a subset of the services that we offer and that we represent a new, single source Internet and data solution. We differentiate our services from our competitors by providing our customers with sophisticated, integrated data solutions and superior customer service. In addition, we attempt to bundle our services which allows us to lower customer turnover, increase revenue per customer and lower customer acquisition costs.

  . Flexibility and Scalability.   We have designed our service offerings to
    enable customers to purchase the level of service, product set, access speed and functionality that meet their existing requirements while at the same time allowing them to easily upgrade services as their Internet and communications needs grow. We provide flexible service pricing, billing our customers according to their bandwidth and capacity utilization, as opposed to traditional flat-rate billing.

  . Small- and Medium-Sized Business Focus. Our primary target market is small- and medium-sized businesses, which we believe have traditionally been underserved by larger communications providers, have limited resources and are increasingly looking to outsource their Internet, data and communications requirements. Using a consultative sales approach, we work with small- and medium-sized businesses to solve the full range of these needs. These businesses typically lack the expertise to address all of their Internet, and data requirements in-house and are therefore best positioned to benefit from our solution.

  . Reliable and Secure Data Centers. We currently operate five data centers and are in the process of constructing six additional data centers to meet the growing demand for third party co-location services. Our data centers are technologically advanced facilities with redundant, high-speed connectivity to the Internet, uninterruptible power supplies, back-up generators, fire suppression, computer floors, separate cooling zones, seismically braced racks, 24 hours/7 days a week monitoring and high levels of security. Through these centers we offer our customers a secure environment in which to house their critical data communications equipment and obtain access to high bandwidth connectivity to the Internet.

  . High-Speed, Cost-Effective Internet Access.   We provide a full range of
    high-speed Internet access products from a wide range of DSL service options through DS-3 connectivity, allowing our customers to choose a cost-effective solution that fits their high-speed access needs. We also offer dial-up Internet access for those seeking entry-level connectivity and remote access services.

  . High Quality Service and Customer Support.   We strive to provide our
    customers with end-to-end solutions to their Internet, data and communications needs. An important part of our solution is to provide our customers with superior customer service and support. We believe that this differentiates us from many of our competitors, particularly larger service providers who have typically not focused on our market segment. By organizing a direct sales organization around customers and focusing on end-users' needs, we seek to attain a high level of customer satisfaction, achieve customer loyalty and accelerate the adoption of our services.

  Growth Strategy

  Our objective is to become a leading provider of a comprehensive range of Internet, data and communications solutions. Key elements of our strategy include:

  . Provide Single Source Internet and  Data Services.   We seek to provide a
    broad range of services to fulfill the Internet, data and communications requirements of our customers. We believe that "one-stop shopping" capabilities enable us to provide significant value to our customers and ultimately reduce customer turnover. As such, we are in the process of expanding our service offering in each of the markets we have entered. We believe that our focus on data solutions differentiates us from other communications companies, many of whom sell a limited number of data services, and enables us to attract customers with intensive Internet and data needs. We are also continuing to develop and expand our product set with services and features that have technologically advanced and value-added capabilities to serve the evolving needs of our customer base.

  . Focus on Small- and Medium-sized Business Customers. We target primarily small- and medium-sized business customers. We believe these customers have traditionally been underserved by larger communications providers. In addition, many of them find it difficult and uneconomical to maintain their web infrastructure and are increasingly looking to outsource their Internet, data and communications requirements.

  . Employ Consultative Sales Approach and Superior Customer Care. Our sales personnel consult with our customers, offering them a broad array of products and services and tailored Internet, data and communications solutions to fit their business needs. Our direct sales force has been trained to sell a broad range of Internet, data and communications products. We believe that by actively consulting with customers to help them identify and implement their data communications initiatives, we develop close relationships with our customers, enhance customer retention and differentiate ourselves from our competitors.

  . Deploy Flexible, Cost-Effective Networks. To provide Internet, data and communications solutions, we are deploying an advanced integrated platform that utilizes standard, scalable resources and architecture components. We have designed our networks to support a wide array of services and to be compatible with technologies still under development in the industry. We use a demand-driven approach to network deployment, marketing our services to a geographically targeted cluster of businesses before committing to implementation of network infrastructure. Additionally, we seek to combine elements of our network with those of other service providers to offer a more cost-effective solution to our customers and expand our network reach.

  . Pursue a Focused Acquisition Strategy. To date, we have acquired eight companies and the customer base of a ninth to expand our Internet and data product offerings and geographic market presence. We expect to continue to pursue a strategy of acquiring Internet and data communications companies that increases the breadth of our product offering, accelerates our penetration into new markets and grows our customer base. By pursuing market entry through acquisitions, we can quickly acquire new customers in a given region, cross-sell additional data services to existing customers and enhance our network utilization. Our senior management team has significant experience in the acquisition and integration of businesses.

Our Products and Services

  We provide a wide range of Internet, data and communications products and services that enable our customers to increase the speed, efficiency and reliability of their communications. These products and services include:
Internet access services, including dial-up, ISDN, DSL and dedicated access;
data center services;   web hosting and design services; e-commerce solutions;
web integration and consulting services; and voice services. Our products and services are designed to meet the evolving needs of our customers and to support them as those needs grow, thus enhancing sales efficiency and lowering customer turnover.

  Internet Access Services. We offer a variety of Internet access solutions, providing customers with reliable access to the Internet. With access speeds ranging from 56 kilobits per second for entry-level, dial-up customers to dedicated services at 1.54 megabits per second (T-1) to 45 megabits per second (DS-3) for large enterprise users and growing online businesses, we tailor our Internet access offerings to meet the varying needs of our customers. Many new customers are selecting advanced, high-speed access services such as DSL. DSL services allow data transfer rates at speeds of up to 7.1 megabits per second over existing copper telephone lines. Our access customers can also purchase our enhanced web services, such as domain name registration, web hosting, additional Internet protocol addressing, and multiple e-mail accounts. All of our customers have access to technical support 24 hours a day, 7 days a week.

  Data Center Services.   We currently operate data centers in Glendale, Santa
Clara, San Diego, Irvine and Denver, totaling approximately 66,000 square feet, and are constructing additional data centers in Dallas, San Francisco, Irvine, Salt Lake City, Portland and Houston to meet the growing demand for third-party co-location services. These new centers will bring our total operational data center space to over 290,000 square feet. We also provide data center services in the Chicago area using leased facilities. Our data centers house our Internet, data and packet-switching equipment and provide space for our customers to co-locate their own equipment. These facilities provide a secure, monitored environment, coupled with high-speed connectivity to the Internet. Our data centers have a number of features designed to assure continuous, reliable service, including uninterruptible power supplies, back-up generators, fire suppression, computer floors, separate cooling zones and, where required, seismically braced racks. These centers are monitored 24 hours a day, 7 days a week. We plan to open data centers in each of our markets to offer our customers a broad range of data center services.

  Our data center customers require the higher performance, reliability and security associated with housing their equipment at a third-party custom data center. Customers have physical access to the equipment they co-locate in our facilities 24 hours a day, 7 days a week and remote access for software maintenance and administration. Specialized services are also available for those customers who want us to manage and administer their co-located hardware or software.

  We support most leading Internet hardware and software platforms, including Ascend, Check Point Software, Cisco, Compaq, EMC, Lucent, Microsoft, Netscape and Sun Microsystems. In addition, we can host a variety of software applications in our data centers, making them available to customers in a secure environment and with direct connectivity to the Internet. Standard applications include advanced e-mail services, e-commerce applications, HTML development, security and firewall services, remote monitoring and backup and web authoring.

  We are also providing application hosting services in our data centers. We currently have agreements with Microsoft and Onyx Software to host some of their software applications.

  Web Hosting and Design. We offer a variety of shared and dedicated web hosting services that allow customers to create and maintain high quality, sophisticated Internet sites without purchasing, configuring, maintaining and administering the necessary hardware, software and Internet connectivity that would be necessary if they were to create and host the sites themselves.

  Our shared web hosting services, targeted to small- and medium-sized businesses, can be rapidly deployed and include standard levels of storage on our servers and data transfer bandwidth that can be increased to accommodate our customers' expanding needs. Additional development tools, such as Microsoft FrontPage extensions, server-side scripting and custom interfaces, give customers the ability to grow their Internet business. We also offer utility programs that enable customers to control, maintain and update their sites remotely, monitor site performance, create reports on site activity, check billing information and evaluate the overall performance of their web site. All shared hosting servers have regular back-up and recovery procedures to protect customer files and are monitored with the same systems that we use to monitor our own network systems and transport backbone.

  Our dedicated server web hosting services are targeted to customers desiring substantially more server and network capacity or for customers desiring their own physical server. We support the two most common operating systems, Windows NT and UNIX. Our customers can create and support applications that are more complex, require higher throughput, and have greater storage requirements while still outsourcing the maintenance and monitoring of their site and equipment. In addition, we can typically create and configure these platforms within several business days. Customers can control and monitor these dedicated servers with all the same tools that are available for our shared hosting customers.

  E-commerce Solutions.   Our e-commerce products and services are designed to
enable our customers to easily design a web site that allows them to sell their products and services on-line and execute electronic transactions. We have licensed advanced e-commerce software from Intershop that provides an application platform that allows our customers to establish their own e-commerce sites without the significant capital investment and expert personnel usually required in e-commerce web site creation. Using our application platform, a customer can quickly create an e-commerce site that includes product descriptions, graphics, a credit card transaction system, security, encryption and back-end marketing support utilities. Additionally, we have the ability to create custom web sites for our larger customers requiring features or functionality not available from our standard Intershop package. Custom service offerings are typically priced on a per-hour basis.

  Web Integration and Consulting.   As part of our acquisitions of Optec and
Intelenet, we acquired considerable expertise in planning, designing and implementing advanced network solutions. These solutions include high-speed Internet access, router and server design and configuration, and security and operational support systems. Our services include client/server consulting, implementation, support services, network management and monitoring and equipment sales. For high-end customers needing sophisticated network solutions, such as large enterprise customers, corporate or regional headquarters locations and state and local government agencies, we have a consulting practice that provides an integrated solution to complex communications problems.

  Our web integration services involve enterprise network design and consulting, specification, purchase, installation and maintenance of servers, routers and related infrastructure. We provide these web integration and consulting services to complement our existing products and services in selected markets. While we believe that offering web integration and consulting services will provide us with access to a broader customer base, we expect consulting and equipment sales to decrease as a percentage of total revenue in the future as we grow our data services offerings.

  Telephony Services. We currently offer telephony service in the Los Angeles metropolitan market, including local, long distance and private line services.

Our Customers

  We market our services primarily to small- and medium-sized businesses. We also selectively market our services to larger businesses, consumers and wholesale customers. We employ a market segmentation strategy, which involves tailoring our service offerings, sales and marketing techniques and network deployment to meet the varying needs of small- and medium-sized businesses, larger businesses, consumers and wholesale customers. Our consulting, sales and marketing initiatives and tailored product offerings are designed to reflect the varying customer buying patterns and address competitive factors in our target market.

  Small- and Medium-sized Businesses. Small- and medium-sized businesses typically have between two and 1,000 employees and often access the Web using slower speed dial-up access, or have no Internet access at all. Many of these businesses maintain either a very limited web site, or none at all, and an extremely small percentage of these businesses are conducting e-commerce. We believe we add significant value to small- and medium-sized business customers by offering them a broad range of Internet and data services. Moreover, we believe our ability to understand customers' needs through consultative sales efforts and to meet those needs through bundled service offerings will enhance our reputation for value and ultimately result in additional revenues.

  Major Accounts.   Major accounts include larger businesses as well as
companies whose primary activities take place on the Web. We believe that these customers are increasingly looking to outsource the housing of the equipment that supports their web site, e-commerce platform and content applications, as well as the monitoring and maintenance of this equipment, at secure, environmentally sound third-party locations. Our data center services offer these customers a variety of solutions to meet their needs.

  Wholesale.   We market our wholesale product line primarily to Internet service providers and other service providers such as web developers and content providers. Our primary wholesale service offerings include products such as dial-up, DSL and dedicated access, as well as co-location services and dedicated Internet services. We believe that smaller service providers will continue to find it cost effective to purchase services on a wholesale basis from larger providers such as FirstWorld. Additionally, these accounts allow us to leverage the fixed cost components of our network by adding traffic quickly to our network.

  Consumer.   Consumer customers are individual, home office and single employee businesses requiring services that range from dial-up access to broadband DSL access to value-added Internet services, such as e-mail applications, web hosting and design, basic e-commerce and file transfer services. We believe that these customers will increasingly demand higher speed access and more sophisticated web functionality and will look to their Internet provider to facilitate such services.

Sales and Marketing

  We market our services primarily through our direct sales force, employing a consultative approach. We believe that our direct sales strategy allows us to develop close relationships with our customers and manage the sales and service process more effectively. Small- and medium-sized businesses, in particular, often do not have a dedicated, in-house communications manager and consequently prefer to purchase services from an integrated or a single source solution provider. As a result, we believe that our ability to provide a comprehensive range of Internet and data solutions and act as an experienced consultant is attractive to our current and potential customers. We have also developed a sales methodology and a training program that we believe to be a key ingredient in our ability to successfully compete for the data communications requirements of our customers.

  Direct Sales Channels

  Our direct sales force consists of:

  . Account Managers.   Account managers focus on selling our end-to-end
    Internet and data services to small- and medium-sized businesses. Account managers qualify customer leads and establish initial appointments. Account managers are supported by sales engineers who assist in pre- and post-sale technical consulting. Sales managers and regional sales directors also provide local sales leadership to the account teams in each market.

  . National Account Managers.   National account managers focus on selling our
    services to larger accounts, typically technology intensive businesses with multiple locations and large numbers of distributed workers and to businesses who conduct a significant amount of business on the Web. National account managers primarily focus on selling our data center solutions to these customers. Our national account managers seek to work directly with the chief information officer and the communications manager responsible for Internet services in the target account. National account managers are supported by regional sales directors who provide leadership and sales strategy, as well as sales and network engineers to assist with custom, sophisticated solutions.

  . Wholesale Account Managers.   Wholesale account managers focus on selling
    our services to Internet service providers and other service providers. Our wholesale account managers sell dial-up and DSL Internet access, co-location services and dedicated Internet services. Wholesale account managers are supported by regional sales directors who provide leadership and sales strategy.


  Indirect Sales Channels

  We also market our services through indirect channels, including network service providers, independent agents and value-added resellers. We offer each service provider the ability to select those services that it would like to bundle with its own service offerings to offer a total solution to its customers.

  Marketing

  Our marketing team develops and implements our positioning, branding, pricing and promotional strategies. We have formulated detailed criteria for identifying target customers for each of our services and have created a bundle of services to be offered to each segment of our potential customer base. In particular, we are focused on building our brand identification as we roll out our service offerings. We promote our brands through direct mail to targeted accounts, outdoor advertising, radio advertisements, print advertisements, television advertisements and our general public relations effort.

Network Architecture and Technology

  We deliver our services over a network that utilizes advanced packet-switching technology and the communications protocol known as Internet Protocol, or IP, that enables us to provide cost-effective services to our customers. Our network combines equipment housed in our data centers and equipment interconnected to the telephone company's central offices with redundant, high-speed connectivity to the Internet backbone. Our metropolitan networks consist of elements we own as well as elements we lease from third parties. We believe that this approach allows us to deploy a network that is both cost-effective and responsive to our customers' needs. Our metropolitan networks will be connected via the long-haul capacity we purchased from Enron as part of the Optec acquisition, or via capacity purchased from other long-haul carriers, to create a national platform for the provision of our services.

  Our current infrastructure includes Internet equipment in all of our markets, fiber in Portland and the Los Angeles basin, Lucent PathStar local packet switches in Southern California, a Nortel DMS 500 local switch housed in Anaheim, and DSL access equipment located in incumbent carriers' central offices. The Cisco BPX, our core ATM switch, connects our central office co-locations to our data centers and serves as our primary backbone switch.

  As part of the Optec acquisition we acquired rights to use 15 OC-3 level data network capacity increments in cities located on Enron's long-haul network currently under construction. An OC-3 level data network capacity increment represents the capacity to transport 155 million bits of information per second from one point to another. Enron has advised us that capacity is available in Portland, Los Angeles and Salt Lake City. Enron is obligated to deliver capacity to Denver, Houston, Dallas and Miami by November 24, 2001. If capacity is not delivered by this date we may extend the agreement. We may select capacity increments in additional cities or increase capacity in selected cities which in the aggregate does not exceed 15 OC-3 level increments. Our rights terminate on the earlier of November 24, 2005 or four years after the date capacity is made available to the last of the cities listed above.

  Data Center Facilities.   We maintain facilities in each of our markets to
house our network platforms. In each of our markets we have expanded or plan to expand these facilities into Internet data centers, or IDCs, which include space for customers who want to co-locate their equipment with ours. We currently operate five data center facilities in four markets and we are building additional data center facilities in each of our markets. We plan to have 11 data center facilities operational by the end of 2000. These centers will support our Internet gateway platform, allowing a broad range of Internet access, shared- and dedicated-server hosting products, as well as co-location space for our customers' equipment.

  Telephone Company Central Office Facilities.   We establish our central office
co-locations by installing equipment in the incumbent local exchange carrier's central offices. We use DSL technology to transmit high-speed data over copper lines between our customers and a central office. We install an endpoint device at the customer's premises to manage the transmission of data from the customer's internal information technology system to a central office. We plan to install ATM switches in each of our data centers to more efficiently aggregate and consolidate data in our markets. From the data center, traffic is transported on our network to major Internet traffic exchange points or the public switched transport networks. Leasing existing transport services from other providers, including the copper wire to our customers' premises wherever possible, allows us to focus our capital outlay on the value-added elements of our network, including equipment, ATM switches, routers and data centers.

  Digital Subscriber Line Technologies. We use a variety of DSL technologies that we purchase from multiple vendors. We provide DSL services utilizing our own network as well as reselling the networks of others. DSL switching technology provides for high-speed transmission of information over existing copper telephone lines by encoding the information in a digital format. This allows us to offer connection speeds ranging from 128Kbps to 7.1Mbps. Actual speeds are a function of the distance from the end user or local area network to the central office and the quality of the copper line.

  National Operations Center.   Our network is managed from our National
Operations Center in Denver. The center is staffed 24 hours a day and 7 days a week, and monitors the integrity and performance of the entire network, including environmental and security systems. Our monitoring network is independent from our transport network, providing complete independence for fault monitoring. Our monitoring capabilities extend from our data centers through the telephone company central offices to the customer premise equipment. This monitoring system is backed up by our secondary network operations center in Anaheim.

Information Technology and Support Systems

  We currently have billing and other back-office systems to support our different lines of business. We are in the process of upgrading many of those systems to support our planned expansion, end-to-end customer relationship management and cross-product bundling. We expect that these upgrades will provide us with a scalable system that will not only provide greater efficiencies for supporting a large diverse customer base, but also differentiate the value proposition we offer to customers. We expect to substantially complete this upgrade by early 2000, and expect to perform ongoing upgrades as our business expands.

  Our approach to systems focuses on implementing mature, commercial off-the-shelf applications that we integrate through an advanced messaging protocol that allows consistent communication and coordination throughout our entire network. Web-based user interfaces are designed to be used by both internal and external customers for such activities as account activation, billing presentment, trouble ticket and sales funnel management. We plan to leverage our internal expertise with that of outside vendors to assist with project/program management and implementation/integration services.

  Although we are using standard commercial applications to address major functionality of such processes as billing and customer care, we are integrating these applications to provide strategic and operating advantages such as direct customer access to account information and integrated provisioning for all products and services. In addition, certain of our trading partners and application providers are working with us to jointly develop specialized applications to support such processes as flow-through provisioning, supply chain management and web-based processes. We expect these activities to give us significant strategic advantages.

Competition

  In each market area in which we offer or plan to offer services we compete or will compete with several other service providers. Most of our competitors have long-standing relationships with customers and suppliers in their respective industries, greater name recognition and significantly greater financial, technical, marketing and other resources than we do. We expect to compete on the breadth, quality and reliability of our service offering; the quality and responsiveness of our customer services; and price. There have been rapid and continuing price reductions, particularly for Internet access services. Accordingly, we may need to reduce our prices to remain competitive. Price competition could result in lower margins.

  Internet Services.   The Internet services market is extremely competitive,
and we expect competition in this market to intensify in the future. We compete, or in the future we expect to compete, directly or indirectly with the following categories of companies:

  .  national and regional Internet service providers;

  . high-speed Internet access providers, including DSL and cable modem companies;

  .  web hosting and data center companies;

  .  computer software and technology companies;

  . national and regional telecommunications companies, including regional bell operating companies and competitive local exchange carriers; and

  .  wireless service providers.

  The entry of new participants from these categories and the potential entry of competitors from other categories, such as computer hardware manufacturers, would result in substantially greater competition for us.

  Web Integration and Consulting.   In the markets for web integration and
consulting, we compete against a number of companies focused on the data integration and consulting market, including USWeb/CKS, Sapient, Electronic Data Services and IBM, as well as a number of small systems and network integration service providers. In particular, we will be required to compete with companies that design and manufacture products for the local and wide area network markets and large system integrators.

  Telephony.   Our telephony services compete principally with the services offered by incumbent telephone companies in the markets in which we operate, including GTE, PacificBell and U S WEST. We also compete with various competitive local exchange carriers including MFS Communications, NEXTLINK Communications, ICG Communications, GST Telecommunications, and Teleport Communications Group. The incumbent telephone company dominates each of the markets targeted by us and possesses ubiquitous infrastructure and the financial wherewithal to offer service at subsidized prices to maintain key customers. We compete with incumbent telephone companies on the basis of price, customer support and the ability to offer and provide value-added, integrated service bundles. We compete with competitive local exchange carriers by providing a variety of voice, data and Internet services in different combinations to address the needs of different market segments.

Governmental Regulation

  The following summary of regulatory developments and legislation describes material telecommunications regulations and legislation directly affecting our industry in general.

  The facilities and services that we obtain from incumbent local exchange carriers in order to provide DSL and other services are regulated extensively by the FCC and state telecommunications regulatory agencies. To a lesser extent, the FCC and state telecommunications regulators exercise direct regulatory control over the terms under which we provide our services to the public. Municipalities also regulate limited aspects of our telecommunications business by imposing zoning requirements, permits or right-of-way procedures or fees, among other regulations. The FCC and state regulatory agencies generally have the authority to condition, modify, cancel, terminate or revoke operating authority for failure to comply with applicable laws, or rules, regulations or policies. Fines or other penalties also may be imposed for such violations.

  We cannot assure you that regulators or third parties will not raise issues regarding our compliance or non-compliance with applicable laws and regulations. We believe that we operate our business in compliance with applicable laws and regulations of the various jurisdictions in which we operate and that we possess the approvals necessary to conduct our current operations.

  Federal Regulation. The Telecommunications Act of 1996 (the "Telecommunications Act") departs significantly from prior legislation in the telecommunications industry by establishing competition as a national policy in all telecommunications markets. The Telecommunications Act removes many state regulatory barriers to competition in telecommunications markets dominated by incumbent local exchange carriers and directs the FCC to preempt, after notice and an opportunity to comment, state and local laws restricting competition in those markets. Among other things, the Telecommunications Act also greatly expands the interconnection requirements applicable to incumbent carriers. It requires the incumbents to:

  .  provide interconnection at any technically feasible point;

  . allow customers to retain the same telephone number when they switch providers (this is also required of us);

  . provide co-location, which allows competitive telecommunications companies to install and maintain their own network termination equipment in telephone company central offices;

  . unbundle and provide access to components of their service networks to other providers of telecommunications services;

  . establish "wholesale" rates for the services they offer at retail prices to promote resale by competitive telecommunications companies;

  . provide nondiscriminatory access to telephone poles, ducts, conduits and rights-of-way; and

  . establish reciprocal compensation arrangements for transport and termination of telecommunication services.

  Incumbent carriers also are required by the Telecommunications Act to negotiate interconnection agreements in good faith with carriers requesting any or all of the above arrangements. If a requesting carrier cannot reach an agreement within the prescribed time, either carrier may request binding arbitration by the state telecommunications regulatory agency.

The FCC and state telecommunications regulators also are required by the Telecommunications Act to fulfill certain duties to implement the regulatory policy changes prescribed by the Telecommunications Act. The outcome of various ongoing proceedings against industry participants to carry out these responsibilities, or judicial appeals of these proceedings, could materially affect our business, operating results and financial condition.

  In July 1997, the United States Court of Appeals for the Eighth Circuit overruled some of the rules initially adopted by the FCC to implement the Telecommunications Act, including rules:

  . requiring incumbents to combine network elements and make them available for use by competitive telecommunication companies;

  . providing the detailed standard that state telecommunications regulators must use in prescribing the price that incumbents charge for collocation and for the copper telephone lines and other network elements that competitive telecommunications companies must obtain from traditional telephone companies in order to provide service; and

  . giving competitive telecommunications companies the right to "pick-and-choose" interconnection provisions by requiring that an incumbent carrier enter into interconnection agreements with competitive telecommunications companies that combine provisions from a variety of interconnection agreements between that incumbent carrier and other competitive telecommunications companies.

  The FCC and others appealed this decision to the U.S. Supreme Court. In January 1999, the U.S. Supreme Court reversed much of the Eighth Circuit's decision, finding that the FCC has broad authority to interpret the Telecommunications Act and issue rules for its implementation, including authority to establish the methodology that state telecommunications regulators must use in setting the price that incumbent carriers charge competitive telecommunications companies for collocation, copper telephone lines and other network elements. The Supreme Court also reversed the Eighth Circuit's holding invalidating the FCC's "pick-and-choose" rule. However, the Supreme Court found that the FCC was not adequately justified under the Telecommunications Act in defining the individual network elements incumbents must make available to competitive telecommunications companies, and required the FCC to reconsider its delineation of these elements. It sent the matter back to the FCC with instructions to consider further the question of which parts of an incumbent network must be provided to competitors. The FCC released an order on November 5, 1999 that sought to follow the Supreme Court's instructions in delineating the particular network elements that incumbent carriers must make available to competitors. The FCC's November decision reaffirms its earlier holding that incumbents must make available the particular inputs that we need in order to provide our services (including, but not limited to, copper telephone lines, transmission facilities between incumbent central offices and various back-office support services). In addition, the FCC's November order requires, upon the request of competitive telecommunications companies like us, that incumbents provide competitive carriers with certain other inputs (such as "subloops" and, in limited cases, packet switching) that may prove useful as we expand our services into new geographic areas, especially into more suburban areas.

  The Supreme Court's determination in its January 1999 order that the FCC, rather than state telecommunications regulators, has jurisdiction to determine pricing methodology also could be helpful to us since the FCC has adopted a pricing standard that appears to be more beneficial to competitive telecommunications companies in some respects than the pricing standards that some state telecommunications regulators have employed. However, it remains unclear whether the particular pricing methodology prescribed by the FCC will be fully implemented because some parties have challenged the lawfulness of that methodology in the U.S. Court of Appeals for the Eighth Circuit. That litigation is still pending.

  In an order released March 31, 1999, the FCC adopted new regulations that are designed to clarify the obligations of an incumbent local exchange carrier in providing space inside its central offices to competitors like us so that they can access the telephone company's copper telephone lines and connect those lines to the competitor's electronic equipment located inside that telephone company's central office. Another rule adopted in that order is intended to help ensure that the customers of companies who provide services like our Internet access services do not receive or cause harmful interference from or to other users of the traditional telephone company network on which the service is provided.

  An FCC order released on December 9, 1999 is designed to make it easier for companies like ours to market high-speed data services like ours to customers. Under this "line-sharing" order, incumbent carriers are required to let a competitor use the same copper telephone line for providing the customer with data service that the telephone company uses for providing the same customer with local telephone service. At present, the incumbent carriers provide customers with local phone service and high-speed Internet access service over a single phone line, but require competitors like us to lease a separate phone line to provide high-speed Internet access to any customer when that customer obtains local phone service from the incumbent. The FCC's December 9, 1999 order is designed to make it easier for companies like ours to compete with the incumbent carriers in the high-speed Internet access market by permitting competitors to reduce significantly their costs to serve this market. However, it is not yet clear that the FCC's order will achieve its intended objective since it will take several months before the incumbents put in place the policies and procedures necessary to implement the order. It also is possible that the order will be appealed to the courts on grounds that the FCC's new line sharing requirements are unlawful. If appealed, we have no way of determining whether the FCC's requirements will be affirmed.

  The FCC made another potentially favorable ruling for competitive carriers in another recent case. That case involved the question of whether a telecommunications service that provides high-speed dedicated connection to the Internet is an interstate service or an intrastate service. An interstate service must be provided subject to FCC regulatory controls, whereas an intrastate service must be provided subject to regulatory controls of the telecommunications regulatory agency of the state where the service is offered. In its decision, the FCC held that such services are predominantly interstate from a jurisdictional standpoint and therefore must be provided on terms and conditions set by the FCC rather than state telecommunications regulators. This ruling is potentially advantageous to us because it could reduce the number of telecommunications regulatory agencies that control the terms under which we can provide our primary services. It also is potentially advantageous because FCC regulatory controls in many respects are less burdensome than state regulatory controls. For example, the Telecommunications Act authorizes the FCC to forbear from regulating the terms under which carriers classified as "non-dominant" provide interstate telecommunications service. The FCC has exercised its forbearance authority by issuing rulings that exempt non-dominant domestic carriers like us from obtaining a certificate from the FCC prior to providing any interstate service or from filing a tariff setting forth the terms under which they provide any interstate access service. Because we believe that our services constitute predominantly interstate service, we believe that we may not need a certificate from state telecommunications regulatory agencies to provide them. However, we have generally filed tariffs with state authorities for our high-speed Internet services where requested by those agencies.

  Many of these FCC decisions have been appealed. We do not know how the courts will decide these appeals, but any decision that invalidates one or more of these rules could adversely affect our Internet access business.

  On May 8, 1997, in compliance with the requirements of the Telecommunications Act, the FCC released an order establishing a new federal universal service support fund, which provides support to carriers that provide service to customers in high-cost or low-income areas and to companies that provide telecommunications services for schools and libraries and to rural health care providers. We are required to contribute to the universal service fund and also may be required to contribute to state universal service funds. The new universal service rules are administered jointly by the FCC, the fund administrator, and state regulatory authorities, many of which are still in the process of establishing their administrative rules. We cannot determine the net revenue effect of these regulations at this time.

  On November 2, 1999, the FCC determined that a statute requiring that incumbent carriers offer their retail services at a wholesale price to competitors like us does not apply when these incumbents provide a discounted DSL service directed to Internet service providers. In that case, while competitors may purchase the incumbent carriers' Internet service provider-directed DSL offering on the same terms as the Internet service providers, the FCC ruled that competitors have no legal right to a wholesale discount off the price paid by Internet service providers. This ruling could adversely affect us if it gives Internet service providers an economic incentive to meet all of their DSL needs by subscribing to the incumbents' Internet service provider-directed discounted DSL offerings rather than by subscribing to DSL services offered by competitors like us.

  Various incumbent carriers have requested that the FCC substantially deregulate the retail price charged for various types of telecommunications services, including high-speed data services. The FCC recently issued a decision in response that establishes a procedure by which incumbent carriers may apply for certain pricing flexibility. We cannot yet determine the precise extent to which incumbents will qualify for this pricing flexibility. The ultimate impact of the FCC's order also is uncertain because the order has been appealed to the U.S. Court of Appeals. If the FCC were to substantially eliminate price regulation of the high-speed data services that incumbents provide in competition with us, our business could be adversely affected.

  The FCC also has proposed to permit incumbent carriers to provide advanced services like DSL through separate affiliates or subsidiaries on a deregulated basis. This proposal could permit the separate affiliates to provide advanced services free of the requirements relating to interconnection, unbundling, resale and collocation imposed by the Telecommunications Act. Bills have been introduced in Congress that would grant regional Bell operating companies regulatory relief to provide data services in areas where they are currently restricted from doing so.

  State Regulation.   While it is clear from the January 1999 Supreme Court
decision that the FCC has broad authority to implement provisions in the Telecommunications Act that are intended to open all telecommunications markets to competition, state telecommunications regulators also have substantial authority in this area. For example, although the Supreme Court's decision validated the FCC's jurisdiction to prescribe the methodology incumbents must use in setting the price of copper telephone wires and other network elements, the FCC has exercised that jurisdiction by adopting a pricing standard and has given state regulators substantial authority to apply that standard in order to determine actual prices. Many states have set only temporary prices for some network elements that are critical to the provision of DSL services because they have not yet completed the regulatory proceedings necessary to determine permanent prices. Other states have begun proceedings to set new permanent prices based on more current data. The results of these proceedings will determine the price we pay for, and whether it is economically attractive for us to use, these network elements and services.

  The Telecommunications Act also gives state telecommunications regulators broad authority to approve or reject interconnection agreements that competitive telecommunications companies enter into with incumbent carriers and broad authority to resolve disputes that arise under these interconnection agreements. Under the Telecommunications Act, if we request, incumbent providers have a statutory duty to negotiate in good faith with us for agreements for interconnection and access to unbundled network elements. A separate agreement is signed for each of the states in which we operate. During these negotiations either the incumbent or we may submit disputes to the state regulatory commissions for mediation and, after the expiration of the statutory negotiation period provided in the Telecommunications Act, we may submit outstanding disputes to the states for arbitration. The Telecommunications Act also allows state regulators to supplement FCC regulations as long as the state regulations are not inconsistent with FCC requirements.

  In addition, DSL may, as to some customers, be classified as intrastate service subject to state regulation. All of the states where we operate, or will operate, require some degree of state regulatory commission approval to provide certain intrastate services. We have obtained non-expiring state authorizations to provide intrastate services from the state regulatory agency in all states where we currently provide our service. We also have obtained non-expiring certificates to provide intrastate service in many of the states where we may provide our services in the future. In most states, intrastate tariffs are also required for various intrastate services, although non-dominant carriers like us are not typically subject to price or rate of return regulation for tariffed intrastate services. In some states, pursuant to state statutes and regulations, regulated telecommunications carriers such as our company may be required to obtain prior approval for certain actions, such as issuing stock, incurring indebtedness, or transferring control of the company holding a state certification. Actions by state telecommunications regulatory agencies could cause us to incur substantial legal and administrative expenses. It is possible that laws and regulations could be adopted that address other matters that affect our business. We are unable to predict what laws or regulations may be adopted in the future, to what extent existing laws and regulations may be found applicable to our business, or the impact such new or existing laws or regulations may have on our business. In addition, laws or regulations could be adopted in the future that may decrease the growth and expansion of the Internet's use, thereby decreasing demand for our services.

  Local Government Regulation.   In certain instances, we may be required to
obtain various permits and authorizations, including the payment of certain fees to certain local municipalities, from municipalities in which we operate our own facilities. The extent to which such actions by local governments pose barriers to entry for competitive telecommunications companies that may be preempted by the FCC is the subject of litigation. Although our network consists primarily of unbundled network elements of the incumbent local exchange carriers, in certain instances we may deploy our own facilities and therefore may need to obtain certain municipal permits or other authorizations. The actions of municipal governments in imposing conditions on the grant of permits or other authorizations or their failure to act in granting such permits or other authorizations could have a material adverse effect on our business, operating results and financial condition.

Intellectual Property

  We regard our products, services and technology as proprietary and attempt to protect them with copyrights, trademarks, trade secret laws, restrictions on disclosure and other methods. These methods may not be sufficient to protect our intellectual property. We also generally enter into confidentiality agreements with our employees and consultants, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, or to develop similar technology independently.

  Further, effective copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries. The global nature of the Internet makes it virtually impossible to control the ultimate destination of our proprietary information. Steps taken by us may not prevent misappropriation or infringement of our technology. In addition, litigation may be necessary in the future to enforce our intellectual property rights to protect our trade secrets or to determine the validity and scope of proprietary rights of others. Such litigation could result in substantial costs and diversion of resources.

Employees

  As of December 31, 1999, excluding temporary personnel and consultants, we had approximately 700 employees, of which 5 were part-time employees, employed in engineering, sales and marketing, customer support and general and administrative functions. None of our employees are represented by a labor union, and we consider our relations with our employees to be good. Our ability to achieve our financial and operational objectives depends in large part upon the continued service of our senior management and key technical, sales, marketing and managerial personnel, and our continuing ability to attract and retain highly qualified technical, sales, marketing and managerial personnel. Competition for such qualified personnel is intense, particularly in software development, network engineering and product management.

ITEM 2.  PROPERTIES

  Our headquarters are located in Greenwood Village, a suburb of Denver, Colorado. We have entered into two leases for office space to accommodate our headquarters. The first is a lease for approximately 42,000 square feet which expires July 2001. We have an option to renew the lease for up to five years. The second is for approximately 16,000 square feet which expires in February 2001, with two one-year extension provisions. In addition, we have leases for various terms for our smaller regional offices. We consider our headquarters and regional office space adequate for our current operations. However, as we execute our business plan and additional personnel are hired, our space requirement will increase. We also lease space in a number of traditional telephone central offices and private facilities in which we locate our Internet, data and communications equipment. The following table lists our Internet data center leases:

                                                         Approximate
           Location               Lease Expiration     Square Footage
-------------------------------  -------------------  -----------------
  San Francisco, CA                 November 2009                40,000
  Dallas, TX                        March 2010                   38,000
  Portland, OR                      January 2010                 35,000
  Salt Lake City, UT                January 2010                 30,000
  Denver, CO                        August 2009                  21,500
  San Diego, CA                     March 2014                   20,000
  Santa Clara, CA                   April 2009                   18,900
  Glendale, CA                      July 2008                     5,000
  Irvine, CA                        April 2008                    1,000


Each of the above listed leases contain certain renewal provisions. We currently have plans to open additional data centers in Houston, TX and Irvine, CA.

ITEM 3.  LEGAL PROCEEDINGS

  On May 13, 1999, the City of Anaheim (the "City") filed a complaint in Orange County (California) Superior Court, Case Number 809281, against FirstWorld and our wholly-owned subsidiary, FirstWorld Anaheim. The City alleges that we and our subsidiary repudiated our respective obligations under a series of agreements that we entered into with the City in February 1997 primarily regarding the development of a fiber-optic network located in Anaheim, California. The City specifically alleged that we materially breached certain of our respective obligations under those agreements by failing to:

  .  commence construction and operation of a demonstration center;

  . provide verification that phase I of the construction of the network is substantially complete;

  . provide a Subsequent Implementation Program, a report that specifies construction, operation and maintenance activities;

  .  comply with certain specified auditing procedures; and

  .  make a quarterly payment under the agreements.

  The City alleges that it is entitled to damages in excess of $45.0 million as well as costs, pre-judgment interest and such other relief as the court deems proper. The City also seeks specific performance compelling us to completely perform some or all of our obligations under the agreements.

  In response to the lawsuit, we filed a motion to compel arbitration and requested a stay of the court proceeding. The Court granted our motion on September 16, 1999. On October 6, 1999, the court entered a written order finding that there is a valid arbitration provision in the agreements and that the City had not established that the FirstWorld parties unequivocally repudiated the agreements. The court action has been stayed pending completion of the arbitration. On January 7, 2000, the City gave notice of a dispute under the network construction agreement and initiated arbitration with respect to the following issues:

  . the City seeks a declaration that we are obligated to make revenue sharing payments to the City in the amount of the greater of 5% of the revenues generated under the agreement or $1.0 million per year for the remaining 27 years of the agreement and that all sums shall be paid forthwith, plus interest as provided in the agreement;

  . the City seeks an award in the amount of $145,000 corresponding to the amount we withheld for certain maintenance and repair expenses charged to the City;

  . the City seeks a declaration that the City is entitled to conduct an audit of our books and records and an order that we have failed to disclose information and cooperate with the City in connection with the audit requirements of the agreements; and

  . in addition to damages, the City seeks specific performance with respect to the construction and operation of a demonstration center.

  The notice also identified the City's appointed arbitrator. On January 27, 2000, we responded, identifying our appointed arbitrator and identifying an additional matter for the arbitration relating to certain City employee reimbursements not properly earned under the network construction agreement. We believe that we are not in breach of the agreements as alleged and intend to vigorously defend any such claims by the City. However, the outcome of this dispute is uncertain and cannot be predicted at this time. Any adverse result could have a material adverse effect on our financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No items were submitted to a vote of Securities holders during the fourth quarter of 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

  There is no established public trading market for the Company's Series A nor Series B common stock.

Recent Sales of Unregistered Securities

  The company has issued and sold the following securities since December 1, 1996:

  Between December 1996 and January 2000, 1,182,836 shares of the Company's Series B common stock were issued upon exercise of stock options granted under the Company's 1995 Stock Option Plan, 1997 Stock Option Plan and the 1999 Equity Incentive Plan, at exercise prices between $0.15 and $7.50 per share.

  On January 29, 1997, the Company issued and sold an aggregate of 1,044,700 shares of its Series C preferred stock for cash and issued 1,555,300 upon retirement of certain convertible bridge notes. In addition, warrants to purchase an aggregate of 520,000 shares of common stock were issued to such investors and note holders at an initial exercise price of $5.00 per share. Upon consummation of the equity restructuring of the Company, however, the shares and warrants were converted into an aggregate of 3,621,120 shares of Series B common stock and warrants to purchase 736,564 shares of Series B common stock at a purchase price of $3.53 per share. In connection with this private placement, the Company also issued to financial advisors warrants to purchase 218,118 and 15,000 shares of common stock at purchase prices of $5.00 and $0.50, respectively. In March 1997, 5,000 shares of common stock were issued upon exercise of one of the financial advisor warrants at a purchase price of $0.50 per share. As a result of the equity restructuring, these warrants were converted into warrants to purchase shares of Series B common stock.

  On January 29, 1997, the Company issued warrants to purchase 800,000 shares of common stock to a single investor at an initial purchase price of $4.75 per share. On December 30, 1997, the warrant was amended to increase the number of shares exercisable to 2,110,140 shares of Series B common stock and to decrease the purchase price to $1.80 per share.

  Warrants to purchase 19,000 and 5,000 shares of common stock at prices of $0.50 and $5.00, respectively, were issued in January 1997 in consideration for legal services provided to the Company. As a result of the equity restructuring, these warrants were converted into warrants to purchase shares of Series B common stock.

  On May 29, 1997, 60,000 shares of common stock were issued upon conversion of Series B preferred stock. These shares were converted to Series B common stock upon consummation of the Company's equity restructuring.

  During August and September 1997, in connection with a short-term bridge financing, the Company issued to a certain lender a warrant to purchase 300,000 shares of common stock at an initial purchase price of $6.00 per share. As a result of the equity restructuring of the Company, this warrant was converted into a warrant to purchase 470,092 shares of Series B common stock at a purchase price of $3.83 per share.

  On September 16, 1997, 156,208 shares of Series A preferred stock, which were later converted to 1,562 shares of Series B common stock as a result of the equity restructuring, were issued to an entity as compensation for services rendered to the Company.

  During July and September 1997, warrants to purchase 33,789 shares of common stock were issued at a purchase price of $6.00 per share to the holders of certain convertible bridge notes issued in July 1997. As a result of the equity restructuring, these warrants were converted into warrants to purchase shares of Series B common stock.

  On September 17, 1997, the lender involved in the Company's revolving credit facility was issued a warrant to purchase 800,000 shares of Series B common stock at an initial purchase price of $6.00 per share. This warrant was later amended and replaced on December 30, 1997 and on April 13, 1998. The current purchase price of the warrant is $3.00 per share. Upon consummation of the revolving credit facility, the Company also issued warrants to certain financial advisors to purchase 83,400 shares of common stock at a purchase price of $6.00 per share. As a result of the equity restructuring, these warrants were converted into warrants to purchase shares of Series B common stock.

  In connection with the equity restructuring of the Company on December 30, 1997, all outstanding shares of the Company's previously issued common stock, Series A preferred stock, Series B preferred stock and Series C preferred stock were converted into 9,178,625 shares of Series B common stock.

  On December 30, 1997, 10,000,000 shares of Series A common stock and warrants to purchase 10,000,000 shares of Series B common stock at a purchase price of $3.00 per share were issued by the Company to certain investors. At the same time, 135,164 shares of Series A common stock and warrants to purchase 135,164 shares of Series B common stock at a purchase price of $3.00 per share were issued upon automatic conversion to the holders of certain convertible subordinated bridge notes. In connection with the Series A common stock private placement, warrants were also issued to certain financial advisors to purchase 17,500 and 30,000 shares of Series B common stock at purchase prices of $6.00 and $5.00 per share, respectively.

  On April 13, 1998, 6,666,666 shares of Series B common stock and warrants to purchase 6,666,666 shares of Series B common stock at a purchase price of $3.00 per share were issued to two existing investors pursuant to the exercise of options held by them in connection with the Company's December 30, 1997 private placement.

  In connection with the issuance and sale of its debt offering on April 13, 1998, the Company issued warrants to purchase 3,713,094 shares of Series B common stock, at a purchase price of $0.01 per share.

  On January 7, 1999, 187,500 shares of Series B common stock were issued pursuant to the Company's acquisition of Accelerated Information, Inc.

  On February 11, 1999, 42,250 shares of Series B common stock were issued to employees of the Company who participated in the 1998 Employee Stock Purchase Plan in November 1998.

  The Company issued 285,000 shares of Series B common stock in connection with its acquisition of Sirius Solutions, Inc. on March 2, 1999.

  In connection with the Hypercon acquisition on June 2, 1999, the Company issued 49,993 shares of Series B common stock.

  On June 14, 1999, the Company issued 30,000 shares of Series B common stock in connection with its acquisition of Internet Express.

  Between March and December 1999, 109,495 shares of the Company's Series B common stock were issued upon exercise of common stock Purchase Warrants, at a purchase price of $1.50 per share.

  In February 2000, 470,092 shares of the Company's Series B common stock were issued upon exercise of common stock Purchase Warrants, at a purchase price of $3.83 per share.

  In connection with the Transport Logic acquisition, the Company issued 392,935 shares of Series B common stock on July 7, 1999.

  The Company issued 875,000 shares of Series B common stock on July 14, 1999 in connection with its acquisition of Intelenet.

  On February 10, 2000 we sold 3,333,333 shares of Series B common stock to an existing investor at a purchase price of $7.50 per share.

  As of December 31, 1999, 14,116 shares of Series B common stock have been issued to certain employees under the Company's quarterly bonus program.

  All of the above transactions were completed without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering. All of the above-referenced option shares and bonus shares were subsequently registered on Form S-8s filed with the Commission on October 10, 1998, April 14, 1999 and May 17, 1999.

Holders

  As of January 31, 2000, there are approximately 10 and 450 holders of Series A and Series B common stock, respectively.

Dividend Policy

  We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to finance the growth and development of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. The terms of our outstanding indebtedness limit our ability to pay dividends. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements and other factors that our board of directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA

  The financial data set forth below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and related notes included elsewhere in this Form 10-K. The data for the year ended December 31, 1999, the three months ended December 31, 1998 and each of the two years ended September 30, 1998 have been derived from the audited financial statements appearing elsewhere in this Form 10-K. The data for the three months ended December 31, 1997 have been derived from the unaudited financial statements appearing elsewhere in this Form 10-K. The selected financial data for the years ended September 30, 1996 and 1995 have been derived from audited financial statements not included in this Form 10-K. The results of operations for the three months ended December 31, 1997 and 1998 are not necessarily indicative of the results of operations that may be expected for a full year. In our management's opinion, the accompanying consolidated unaudited financial statements include all adjustments (consisting of normal recurring items) necessary for a fair presentation of our results of operations and financial position. Certain prior period amounts have been reclassified to conform to the 1999 basis of presentation.


                                                                     Three Months
                                                                        Ended
                                                    Year Ended        December 31,              Year Ended September 30,
                                                   December 31,   ---------------------  -----------------------------------------
                                                       1999          1998       1997        1998       1997       1996      1995
                                                   -------------  ----------  ---------  ----------  ---------  ---------  -------
                                                                             (unaudited)
                                                                  (in thousands, except share and per share data)
Statement of Operations Data (1):
Revenue:
Internet services................................ $       21,246  $      123  $      --  $       --  $      --  $      --  $    --
 Web integration and consulting services.........         28,512       2,285         --          --         --         --       --
 Telephony services..............................          4,738         565        114       1,091        171        354       97
                                                   -------------  ----------  ---------  ----------  ---------  ---------  -------
    Total revenue................................         54,496       2,973        114       1,091        171        354       97
                                                   -------------  ----------  ---------  ----------  ---------  ---------  -------
Operating expenses:
 Network and service costs.......................         39,606       2,707        144       1,029        474        247      188
 Selling, general and administrative.............         67,128      10,812      2,248      16,113      7,421      3,870      740
 Depreciation and amortization...................         23,411       1,812        478       2,425        501         75       39
                                                   -------------  ----------  ---------  ----------  ---------  ---------  -------
    Total operating expenses.....................        130,145      15,331      2,870      19,567      8,396      4,192      967
                                                   -------------  ----------  ---------  ----------  ---------  ---------  -------
Loss from operations.............................        (75,649)    (12,358)    (2,756)    (18,476)    (8,225)    (3,838)    (870)
Other income (expense):
 Interest income.................................          6,960       3,227          7       6,749        149          9       --
 Interest expense................................        (37,928)     (8,600)    (1,349)    (16,898)    (1,372)       (27)     (38)
                                                   -------------  ----------  ---------  ----------  ---------  ---------  -------
Loss before extraordinary item...................       (106,617)    (17,731)    (4,098)    (28,625)    (9,448)    (3,856)    (908)
Extraordinary loss--extinguishment of debt.......             --          --         --      (4,731)      (105)        --       --
                                                   -------------  ----------  ---------  ----------  ---------  ---------  -------
Net loss.........................................  $    (106,617) $  (17,731) $  (4,098) $  (33,356) $  (9,553) $  (3,856) $  (908)
                                                   =============  ==========  =========  ==========  =========  =========  =======

Other Data:
EBITDA  (2)......................................  $     (50,346) $  (10,546) $  (2,278) $  (16,051) $  (7,724) $  (3,763) $  (831)
Capital expenditures, excluding acquisitions (3).         63,085      14,453      2,490      23,041     12,647        908       25

Consolidated Cash Flow Data:
Net cash used by operating activities............  $     (41,656) $     (931) $  (1,117) $  (13,160) $  (7,446) $  (2,168) $  (781)
Net cash provided (used) by investing activities.         41,672     (41,199)    (2,490)   (188,632)   (12,647)      (923)      45
Net cash provided (used) by financing activities.         (1,067)       (250)     3,291     273,295     20,557      3,156      827

Balance Sheet Data (at year end):
Cash and cash equivalents   .....................  $      28,608  $   29,659  $     220  $   72,039  $     536  $      72  $     6
Marketable securities  ..........................         20,615     170,030         --     165,591         --         --       --
Working capital (deficit)........................         22,482     190,589     (8,993)    233,059     (3,319)    (1,801)    (192)
Property and equipment, net .....................        123,161      61,247     22,391      44,020     20,331      1,088      122
Total assets.....................................        261,783     294,816     30,544     294,105     25,321      1,427      173
Long-term debt, including current portion........        302,205     265,427     22,694     256,659     19,684      1,009      106
Total stockholders' equity (deficit).............        (86,800)     11,794     (1,385)     29,373      2,264     (1,541)     (68)

-------------------------------------------------

(Footnotes on following page.)

(1) The Statement of Operations data for the three months ended December 31, 1998 presented above include our results for the entire three months and for Optec for the period from November 24, 1998, the date of our acquisition of Optec, through December 31, 1998. The Statement of Operations data for the year ended December 31, 1999 presented above include our results for FirstWorld and Optec for the entire year and for Slip.Net, Sirius, Hypercon, Internet Express, inQuo, Transport Logic and Intelenet, beginning with their respective acquisition dates through December 31, 1999.
(2) EBITDA, shown above under "Other Data," consists of earnings before interest, income taxes, extraordinary loss, depreciation and amortization and a one-time, non-cash litigation charge for the year ended December 31, 1999 of $1.9 million. We have included information concerning EBITDA in this Form 10-K because this type of information is commonly used in the communications industry as one measure of a company's operating performance and liquidity. EBITDA is not determined using generally accepted accounting principles and, therefore, EBITDA is not necessarily comparable to EBITDA as calculated by other companies. EBITDA also does not indicate cash provided by operating activities. You should not use our EBITDA as a measure of our operating income and cash flows from operations under generally accepted accounting principles. Both of those measures are presented above. You also should not look at our EBITDA in isolation, as an alternative to or as more meaningful than measures of performance determined in accordance with generally accepted accounting principles.
(3) Capital expenditures shown above under "Other Data" represent the cash paid for property and equipment. Capital expenditures, including accounts payable accruals, were $65.9 million, $15.5 million, $26.1 million and $12.6 million for the year ended December 31, 1999, the three months ended December 31, 1998 and the years ended September 30, 1998 and 1997, respectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Financial Data" and the financial statements and related notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in such forward looking statements.

Overview

  Prior to 1997, we were engaged in the business of engineering, designing and installing fiber optic communications networks for third parties. Revenue generated from these activities has been shown as telephony services revenue. In 1997, we stopped bidding on engineering contracts in order to focus on the design and construction of our own communications network to service the Los Angeles metropolitan market. We commenced network operations in August 1997. Substantially all of our revenues generated in 1997 and 1998 resulted from providing telephony services to customers in the Los Angeles metropolitan market. We made a strategic decision in the fourth quarter of 1998 to expand our services and emphasize Internet and data services and expand our market footprint. As a result of this decision, we began to acquire data communications companies beginning in November 1998. Since that time, we have acquired eight data communications and Internet companies in seven metropolitan markets and the customer base of a ninth company in an additional market.

  From October 1, 1994 through December 31, 1999, we generated cumulative net losses of approximately $172.5 million and approximately $66.1 million of negative cash flow from operations. We expect that operating and net losses and negative operating cash flow will continue for at least the next several years and will increase significantly as we implement our growth strategy of expanding into new markets.

  In October 1998, we changed our fiscal year end from September 30 to December
31. We had a three-month transition period from October 1, 1998 through December 31, 1998.


Acquisitions

  Optec

  On November 24, 1998, we acquired Optec, a company with operations in Oregon and Washington that provides web integration services to businesses, from Enron. As part of this acquisition, we also acquired rights to use fiber optic cable in parts of Oregon and rights to OC-3 level capacity to connect up to 15 cities on a nationwide long-haul network being developed by Enron. As consideration for the acquisition, we paid $18.3 million in cash and repaid $4.0 million of Optec's outstanding debt. We assigned values of $11.1 million, $9.2 million and $2.0 million to the long-haul network rights, Optec and the Oregon fiber optic rights, respectively. Since the long-haul network rights have not yet been placed into service, we are not amortizing this asset. We accounted for the acquisition of Optec under the purchase method of accounting. Approximately $5.6 million was recorded as goodwill and is being amortized on a straight-line basis over 10 years. We are amortizing the fiber optic rights on a straight-line basis over 20 years.

  Slip.Net

  On January 7, 1999, we purchased all of the outstanding capital stock of Accelerated Information, Inc., the parent company of Slip.Net, Inc., an Internet service company providing Internet access, web hosting services, e-commerce solutions and co-location services, primarily in the San Francisco Bay Area. The purchase price consisted of approximately $10.5 million in cash and 187,500 shares of our Series B common stock. We accounted for the acquisition under the purchase method of accounting. Approximately $10.8 million was recorded as goodwill and is being amortized on a straight-line basis over three years.

  Sirius

  On March 2, 1999, we purchased all of the outstanding capital stock of Sirius Solutions, Inc., d/b/a Sirius Connections, an Internet service company providing Internet access, web hosting services, e-commerce solutions and co-location services, primarily in the San Francisco Bay Area. The purchase price consisted of approximately $7.5 million in cash and 285,000 shares of our Series B common stock. We accounted for the acquisition under the purchase method of accounting. Approximately $8.5 million was recorded as goodwill and is being amortized on a straight-line basis over three years.

  Hypercon

  On June 1, 1999, we purchased all of the outstanding capital stock of Hypercon, Inc., ("Hypercon") an Internet service company providing Internet access, web hosting services, e-commerce solutions and co-location services in the Houston metropolitan area. The purchase price consisted of approximately $2.0 million in cash and 49,993 shares of our Series B common stock. Subsequent to the acquisition, we repaid approximately $215,000 in debt. We accounted for the acquisition under the purchase method of accounting. The total consideration of cash, stock and assumption of net liabilities was approximately $2.8 million. Approximately $2.8 million was recorded as goodwill and is being amortized on a straight-line basis over three years.

  Internet Express

  On June 14, 1999, we purchased all of the outstanding membership interests of Internet Express, LLC, ("Internet Express") an Internet service company providing Internet access and web hosting services in the Denver/Front Range metropolitan area, including Colorado Springs and Fort Collins. The purchase price consisted of approximately $1.0 million in cash and 30,000 shares of our Series B common stock. Subsequent to the acquisition, we repaid approximately $959,000 in various liabilities of Internet Express. We accounted for the acquisition under the purchase method of accounting. The total consideration of cash, stock and assumption of certain net liabilities was approximately $2.2 million. Approximately $2.2 million was recorded as goodwill and is being amortized on a straight-line basis over three years.

inQuo

  On June 22, 1999, we purchased all of the outstanding capital stock of inQuo, Inc., ("inQuo") an Internet service company providing dedicated Internet access in the Salt Lake City metropolitan area. The purchase price was approximately $844,000 of cash. We accounted for the acquisition under the purchase method of accounting. The total consideration of cash and acquired net liabilities of approximately $150,000 resulted in total consideration of approximately $1.0 million, which we recorded as goodwill and is being amortized on a straight-line basis over three years.

  Transport Logic

  On July 7, 1999, we acquired all of the outstanding capital stock of Oregon Professional Services, Inc., d/b/a Transport Logic, ("Transport Logic") an Internet service company providing Internet access, web hosting services, e-commerce solutions and co-location services in the western and northwestern United States. The purchase price consisted of approximately $7.2 million in cash and 392,935 shares of our Series B common stock. We accounted for the acquisition under the purchase method of accounting. The total consideration of cash, stock and assumption of certain liabilities of approximately $1.0 million resulted in consideration of $10.5 million, which we recorded as goodwill and is being amortized on a straight-line basis over three years.

  Intelenet

  On July 14, 1999, we purchased all of the outstanding capital stock of Intelenet Communications, Inc., an Internet service company providing advanced connectivity, data center services and networking consulting in Southern California. The purchase price consisted of approximately $16.0 million in cash and 875,000 shares of our

Series B common stock. We accounted for the acquisition under the purchase method of accounting. Approximately $20.2 million was recorded as goodwill and is being amortized on a straight-line basis over three years.

  FastLane

  On January 14, 2000 we purchased certain Internet assets of FastLane Communications, Inc. an Internet service provider and consultant in the Dallas/Fort Worth market, for a total consideration of $2.4 million.

  Many of the above acquired businesses were operating at or near the capacity of their operating platforms at the time we acquired them. We are currently in the process of integrating these businesses and expanding their platforms. Integrating acquired businesses involves significant risks. We are devoting substantial resources towards expanding the platforms of these acquired businesses, and expect these businesses to experience increased rates of growth once these platforms are expanded and their operations are fully integrated into those of our company.

Revenue

  We currently derive revenue from three primary product categories: Internet services, web integration and consulting services and telephony services.

Internet Services

  Internet services revenue is derived from providing high-speed Internet access, such as dedicated access and DSL, web hosting services, data center services and dial-up access. We first generated revenue from providing Internet services in December of 1998.

  Dial-up Internet access customers pay fixed monthly charges. High-speed Internet access customers, including dedicated access and DSL customers, when market conditions permit, pay us equipment charges, a one-time set-up fee and thereafter, fixed monthly charges. These charges vary depending on the type of service, the length of contract and local market conditions. High-speed Internet access customers typically sign a contract for a one year initial service period which becomes a month-to-month contract thereafter. These contracts may be terminated at any time; however, our customers generally remain obligated to pay for the initial contract period if they terminate within that period.

For web hosting services, we typically charge a flat rate fee for shared and dedicated web hosting services based on the customer's server and network capacity requirements. We typically charge a one-time set-up fee and recurring fees based on the amount of data transmitted. We also receive fees for additional services provided to customers, such as remote monitoring and management and providing information on their site performance.

  Data center services revenue is derived from customers co-locating their file servers and equipment within our facilities. The fee paid by a customer is primarily based on the amount of space required to house their equipment and the related Internet connectivity as well as any value-added services provided.

  Revenue for all services is recognized as the service is provided. Amounts billed relating to future periods are recorded as deferred revenue and are recognized as revenue as services are rendered. To encourage potential customers to adopt our services, we sometimes offer reduced prices for an initial period. Internet services revenue is primarily affected by the number of customers, price and service competition. Prices for these services have been falling and we expect prices to continue to fall.

Web Integration and Consulting Services

  Web integration and consulting services revenue is derived from network consulting, design, integration and equipment sales. Revenues are recognized under the percentage-of-completion method of accounting based upon the ratio that costs incurred bear to the total estimated costs for each contract. Web integration and consulting services revenue is primarily affected by the number of customers, price and service competition, price of equipment, product offering and timing of sales. While we believe that offering web integration and consulting services will provide us with access to a broader customer base, we expect this revenue to decrease as a percentage of total revenue in the future as we grow our Internet service offerings.

Telephony Services

  Telephony services revenue is generated from local, long distance and other telephone services. We currently provide telephony services in the Los Angeles metropolitan market. We are installing switching equipment in the San Francisco Bay Area and in San Diego and expect to begin offering telephony services to customers in these markets during the second half of 2000. We generate telephony services revenue by replacing the basic telephony services currently provided by incumbent local exchange carriers, interexchange carriers and competitive local exchange carriers, including local, long distance and other telephony services.

  We recognize telephony services revenue in the month services are provided. Amounts billed relating to future periods are recorded as deferred revenue, and are recognized as revenue when services are rendered. Telephony services revenue is primarily affected by number of customers, price and service competition. Prices for these services have been falling and we expect prices to continue to fall.

Costs and Expenses

Network and Service Costs

  Network and service costs include a variety of service and network operations costs. Network costs consist of payments to other communications carriers and DSL wholesalers for monthly recurring and non-recurring communications line charges incurred to provide DSL, integrated services digital network, frame relay and telephony services as well as backbone transport charges. Service costs include labor and materials associated with web integration and consulting services. Network and service operations costs include rent and utilities associated with co-locations, points of presence and network operations centers. We currently enter into operating leases for a significant portion of our infrastructure and we expect this practice to continue as we enter into new markets. Labor associated with line repair and maintenance is also included in network and service costs.

Selling, General and Administrative

  Our selling, general and administrative, or SG&A, expenses consist of costs related to selling, marketing, customer care, provisioning, billing and collections, information technology, general management and overhead and other administrative expenses. We expect that SG&A expenses will increase significantly in the future as we expand operations into new markets and grow our sales and marketing staff.

Depreciation and Amortization

  Depreciation and amortization expenses include charges relating to depreciation of property and equipment, which consists principally of network infrastructure, communications equipment, buildings and leasehold improvements, furniture and equipment, and amortization of intangibles, including goodwill. We depreciate our assets and network infrastructure on a straight-line basis over the estimated useful life of each asset. Estimated useful lives for our assets currently range from three to 30 years. In addition, we have recorded goodwill in connection with our acquisitions, which we will amortize over a period generally expected to be three years, with the exception of goodwill associated with the acquisition of Optec, which is being amortized over 10 years.

Interest

  Interest expense consists of interest expense associated with our debt. We incurred minimal interest expense prior to 1997. Interest expense during the fiscal year ended September 30, 1997 was primarily related to a revolving credit facility that we terminated on April 13, 1998. On April 13, 1998, we completed the issuance of our senior notes. Interest expense subsequent to this date primarily relates to our senior notes and capital leases. We are not currently scheduled to make any cash interest payments on our senior notes until the year 2003.

  Prior to 1998, interest income was minimal. Interest income during 1998 and subsequent to 1998 primarily represents interest earned on our investments in high-grade, short-term marketable securities and cash equivalents. Marketable securities consist of commercial paper with original maturities greater than three months but less than six months. Cash equivalents consist of money market instruments, commercial paper and government agency issues with maturities less than three months. We have classified our marketable securities as held-to-maturity, as we have the intent and ability to hold these securities to maturity.

Year Ended December 31, 1999 Compared with Year Ended September 30, 1998

Revenues

  Total revenues increased from $1.1 million for the year ended September 30, 1998 to $54.5 million for the year ended December 31, 1999, an increase of $53.4 million. The increase was primarily a result of increases in the aggregate number of our data communications customers. These customers were acquired as a result of our acquisitions of Optec, Slip.Net, Sirius, Hypercon, Internet Express, inQuo, Transport Logic and Intelenet. The remaining increase was due to the continued expansion of our customer base in the Los Angeles metropolitan area.

  Internet services. Internet services revenue was $21.2 million for the year ended December 31, 1999. There were no revenues for Internet services during the year ended September 30, 1998. Internet services revenue associated with our acquisitions was $18.6 million for the year ended December 31, 1999. The remaining increase is due to the provision of Internet services to our customer base in the Los Angeles metropolitan area.

  Web integration and consulting services. Web integration and consulting services revenue was $28.5 million for the year ended December 31, 1999. There were no revenues for Web integration and consulting services revenue during the year ended September 30, 1998. Web integration and consulting services revenue associated with our acquisitions was $26.3 million for the year ended December 31, 1999. The remaining increase is due to expansion of our services in the Los Angeles metropolitan area.

  Telephony services. Telephony services increased from $1.1 million for the year ended September 30, 1998 to $4.7 million for the year ended December 31, 1999, an increase of $3.6 million. This increase is due to the continued market penetration and expansion of our customer base in the Los Angeles metropolitan area.

Operating Expenses

  Network and service costs. Network and service costs increased from $1.0 million for the year ended September 30, 1998 to $39.6 million for the year ended December 31, 1999, an increase of $38.6 million. Our acquisitions and the support of the customers acquired in those acquisitions increased network and service costs in aggregate by approximately $28.7 million for the year ended December 31, 1999. The remaining increase is due to the cost of providing service to our expanded customer base in the Los Angeles metropolitan area.

  Selling, general and administrative. SG&A expenses increased from $16.1 million for the year ended September 30, 1998 to $67.1 million for the year ended December 31, 1999, an increase of $51.0 million. The SG&A of acquired businesses increased our SG&A by an aggregate of approximately $18.5 million for the year ended December 31, 1999. Salaries and other related expenses, excluding the acquisitions, increased approximately $18.2 million for the year ended December 31, 1999, primarily due to higher staffing levels at our headquarters. Also, sales and marketing expenses, excluding the acquisitions, increased approximately $3.1 million for the year ended December 31, 1999, primarily due to various advertising campaigns. In addition, as further discussed in Note 14 in the accompanying financial statements for the year ended December 31, 1999, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 79, we recorded a one-time capital contribution and corresponding one-time non-cash litigation charge during the year ended December 31, 1999 in the amount of $1.9 million. The remaining increase was due to higher overall expenses resulting from expansion of operations in accordance with the execution of our business plan.

  Depreciation and amortization. Depreciation and amortization expenses increased from $2.4 million for the year ended September 30, 1998 to $23.4 million for the year ended December 31, 1999, an increase of $21.0 million. The majority of the increase in depreciation and amortization is due to the amortization of goodwill and depreciation expense associated with our various acquisitions. Amortization of the goodwill and depreciation associated with these acquisitions approximated $12.8 million and $1.9 million, respectively, for the year ended December 31, 1999. The remaining increase related primarily to depreciation associated with communications equipment placed in service.

Other

  Interest income. Interest income increased from $6.7 million for the year ended September 30, 1998 to $7.0 million for the year ended December 31, 1999, an increase of $211,000. In April 1998, the Company completed a debt offering of senior notes raising approximately $250.0 million in proceeds. The increase in interest earned is due to a higher average return on investments in marketable securities.

  Interest expense. Interest expense increased from $16.9 million for the year ended September 30, 1998 to $37.9 million for the year ended December 31, 1999, an increase of $21.0 million. This increase relates primarily to interest expense associated with the senior notes, partially offset by a reduction in interest expense associated with a revolving credit facility, which was terminated in April 1998. The Company is not currently scheduled to make any cash interest payments on the senior notes until the year 2003. Capitalized interest for the year ended December 31, 1999 and September 30, 1998 was $843,000 and $450,000, respectively.

  Extraordinary loss. An extraordinary loss of $4.7 million on the extinguishment of debt was recorded in the year ended September 30, 1998. The Company reported no extraordinary loss in the year ended December 31, 1999. On September 16, 1997, the Company entered into a revolving credit facility with a syndicate of lenders to provide financing for the construction of telecommunication networks and for general working capital purposes. The Company terminated the credit facility concurrently with the closing of the senior notes and paid the syndicate of lenders a $1.0 million termination fee pursuant to the terms thereof. This loss was inclusive of the termination fee and the write-off of unamortized debt discount and deferred financing costs.

Quarter Ended December 31, 1998 Compared With Quarter Ended December 31, 1997

Revenue

  Total revenue increased from $114,000 for the quarter ended December 31, 1997 to $3.0 million for the quarter ended December 31, 1998, an increase of $2.9 million. Our revenue increased primarily as a result of our acquisition of Optec, which generated $2.3 million of revenue in the quarter ended December 31, 1998.

  Internet services.   Internet services revenue was $123,000 for the quarter
ended December 31, 1998. We had no Internet services revenue for the quarter ended December 31, 1997. Our Internet services revenue increased primarily as a result of the addition of the resale of high-speed Internet access to our product mix in the Los Angeles metropolitan market.

  Web integration and consulting services.   Web integration and consulting
services revenue was $2.3 million for the quarter ended December 31, 1998. We had no web integration and consulting services revenue for the quarter ended December 31, 1997. Our web integration and consulting services revenue related entirely to our acquisition of Optec.

 Telephony services.   Telephony services increased from $114,000 for the
quarter ended December 31, 1997 to $565,000 for the quarter ended December 31, 1998, an increase of $451,000. This increase was due to market penetration and expansion of our customer base in the Los Angeles metropolitan market.

Costs and Expenses

  Network and service costs.   Network and service costs increased from $144,000
for the quarter ended December 31, 1997 to $2.7 million for the quarter ended December 31, 1998, an increase of $2.6 million. This increase resulted from the following factors: the acquisition of Optec, which resulted in the addition of $1.8 million in operating costs; personnel costs associated with the expansion of our operations and network deployment groups; and increased operating costs relating to our expanded customer base in the Los Angeles metropolitan market.

  Selling, general and administrative.   SG&A expenses increased from $2.2
million for the quarter ended December 31, 1997 to $10.8 million for the quarter ended December 31, 1998, an increase of $8.6 million.

Significant factors contributing to the overall increase in SG&A expenses included an increase of approximately $4.5 million in personnel costs associated with increased staffing, executive signing bonuses and personnel bonuses; and an increase of approximately $558,000 associated with the operations of Optec.

  Depreciation and amortization.   Depreciation and amortization expenses
increased from $478,000 for the quarter ended December 31, 1997 to $1.8 million for the quarter ended December 31, 1998, an increase of $1.3 million. This increase primarily related to depreciation expense associated with new equipment purchases for our central office in Orange County, California. Also, during the quarter ended December 31, 1998, we recorded a charge of approximately $328,000 related to the write-down of certain unused telecommunications equipment.

Other

  Interest income.   Interest income increased from $7,000 for the quarter ended
December 31, 1997 to $3.2 million for the quarter ended December 31, 1998. The increase in interest income is primarily attributable to the investment of the net proceeds from the sale of our outstanding senior notes.

  Interest expense.   Interest expense increased from $1.3 million for the
quarter ended December 31, 1997 to $8.6 million for the quarter ended December 31, 1998, an increase of $7.3 million. The increase in interest expense related primarily to additional interest expense associated with our outstanding senior notes, partially offset by a reduction in interest expense associated with a revolving credit facility which was terminated in April 1998. During the quarter ended December 31, 1998, interest costs of $333,000 were capitalized. No interest was capitalized for the quarter ended December 31, 1997.

Year Ended September 30, 1998 Compared With Year Ended September 30, 1997

Revenue

  Telephony services.   Telephony services revenue increased from $171,000 for
the fiscal year ended September 30, 1997 to $1.1 million for the fiscal year ended September 30, 1998, an increase of $929,000. Telephony services revenue increased as a result of our Orange County network being operational for a full year. This network began servicing customers in August 1997. Prior to the commencement of operations of the Orange County network, telephony services revenue consisted principally of reimbursable engineering, design and construction costs associated with the design of fiber optic communications networks and royalties from the license of a patent for fiber optic connectors. We did not generate revenue from any other source during this period.

Costs and Expenses

  Network and service costs. Network and service costs increased from $474,000 for the fiscal year ended September 30, 1997 to $1.0 million for the fiscal year ended September 30, 1998, an increase of $565,000. This increase was principally due to increased personnel costs associated with operating and deploying our Orange County operations.

  Selling, general and administrative.   SG&A expenses increased from $7.4
million for the fiscal year ended September 30, 1997 to $16.1 million for the fiscal year ended September 30, 1998, an increase of $8.7 million. The increase primarily resulted from the commencement of operations of our communications network in the Los Angeles metropolitan market. The increase also resulted in part from our management consulting obligations with an entity controlled by Donald L. Sturm and with Enron, pursuant to which we incurred costs aggregating $840,000 for the year ended September 30, 1998.

  Depreciation and amortization.   Depreciation and amortization expenses
increased from $501,000 for the fiscal year ended September 30, 1997 to $2.4 million for the fiscal year ended September 30, 1998, an increase of $1.9 million. This increase primarily related to depreciation expense associated with equipment purchased for our central office in Orange County as well as the built and leased elements of our fiber optic network and office and other equipment associated with our general operations.

Other

  Interest income. Interest income increased from $149,000 for the fiscal year ended September 30, 1997 to $6.7 million for the fiscal year ended September 30, 1998, an increase of $6.6 million. The increase in interest income was primarily attributable to the investment of the net proceeds from the sale of our outstanding senior notes.

  Interest expense.   Interest expense increased from $1.4 million for the
fiscal year ended September 30, 1997 to $16.9 million for the fiscal year ended September 30, 1998, an increase of $15.5 million. The increase in interest expense related primarily to additional interest expense associated with our outstanding senior notes, partially offset by a reduction in interest expense associated with a revolving credit facility that was terminated in April 1998. Interest expense incurred during fiscal 1998 and fiscal 1997 was offset by approximately $450,000 and $52,000, respectively, of capitalized interest.

Quarterly Results of Operations

  The following table sets forth certain unaudited consolidated statements of operations data for our most recent nine quarters. This information has been derived from our unaudited consolidated financial statements. In our management's opinion, this unaudited information has been prepared on the same basis as the audited annual consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the quarters presented. This information should be read in conjunction with the audited consolidated financial statements and the related notes included elsewhere in this Form 10-K. The operating results for any quarter are not necessarily indicative of results for any future period. Certain prior period amounts have been reclassified to conform to the 1999 basis of presentation.


                                                                       Quarter Ended
                              ----------------------------------------------------------------------------------------------

                               Dec. 31,   Sep. 30,   June 30,  Mar. 31,   Dec. 31,   Sep. 30,   June 30,  Mar. 31,  Dec. 31,
                                1999       1999       1999       1999       1998       1998       1998      1998     1997
                              ----------------------------------------------------------------------------------------------
                                                                       (in thousands)
Revenue...................... $ 18,034   $ 16,022   $ 12,178   $  8,262   $  2,973   $   431   $    416   $   130  $   114
Gross margin..................   4,204      4,828      3,292      2,566        266       (15)       169       (62)     (30)
Operating expenses............  43,490     40,124     26,934     19,597     15,331     7,473      5,956     3,268    2,870
                              --------   --------   --------   --------   --------   -------   --------   -------  -------
Loss from operations.......... (25,456)   (24,102)   (14,756)   (11,335)   (12,358)   (7,042)    (5,540)   (3,138)  (2,756)
Other income (expense).......   (8,772)    (8,116)    (7,651)    (6,429)    (5,373)   (2,324)    (5,401)   (1,082)  (1,342)
                              --------   --------   --------   --------   --------   -------   --------   -------  -------
Loss before extraordinary
   item....................... (34,228)   (32,218)   (22,407)   (17,764)   (17,731)   (9,366)   (10,941)   (4,220)  (4,098)
Extraordinary item............     ---        ---        ---        ---        ---       ---     (4,731)      ---      ---
                              --------   --------   --------   --------   --------   -------   --------   -------  -------
Net loss......................$(34,228)  $(32,218)  $(22,407)  $(17,764)  $(17,731)  $(9,366)  $(15,672)  $(4,220) $(4,098)
                              ========   ========   ========   ========   ========   =======   ========   =======  =======

  We could experience quarterly variations in revenue and operating income as a result of many factors, including:

  .  changes in our revenue mix among our various service offerings;

  .  the introduction of new services by us;

  .  actions taken by competitors;

  .  the timing of an acquisition or loss of customers; and

  . the timing of additional SG&A expenses incurred to acquire and support new or additional business.

Liquidity and Capital Resources

  Our existing operations have required and will continue to require substantial capital investment for the construction of data center facilities, installation of communications equipment, DSL equipment, incumbent local exchange carrier co-locations, fiber optics and other electronics and related equipment. In addition, we expect to incur operating losses for at least several years. Such expansion will require significant additional capital for the design, development and construction of our network, business acquisitions and the funding of operating losses as a result of expanding the network into new markets.

  To date, we have satisfied our cash requirements through the private placements of debt and equity securities. From our inception through December 31, 1999, we raised approximately $63.7 million in net proceeds from the sale of equity securities and $241.8 million in net proceeds from the sale of debt securities.

  On December 30, 1997, we consummated a private placement of our Series A common stock to an entity controlled by Donald L. Sturm and Enron. Aggregate proceeds from this offering totaled approximately $26.5 million, net of offering commissions and certain other advisory fees, and were received on January 6, 1998. On April 13, 1998, concurrent with our senior notes offering discussed below, we completed an additional $18.8 million, net of offering commissions and other fees, private placement of capital stock to an entity controlled by Donald
L. Sturm and Enron. In addition, we have raised approximately $16.2 million, net of offering commission and other fees, from the issuance of Series A, B and C preferred stock and $1.1 million from the exercise of options to purchase our Series B common stock. All shares of preferred stock have subsequently been converted to Series B common stock.

  On April 13, 1998, we completed an offering of senior notes pursuant to Rule 144A under the Securities Act of 1933. In this debt offering, we sold 470,000 units consisting of 13% Senior Discount Notes due 2008 and warrants to purchase, at $.01 per share, an aggregate of 3,713,094 shares of our Series B common stock. The aggregate net proceeds of the debt offering were $241.8 million.

  On December 2, 1999 in order to secure additional financing that was expected to become necessary during the first quarter of 2000, we entered into an equity investment agreement with Colorado Spectra 4, LLC, which is an affiliate of Donald L. Sturm. This agreement allowed us to require Spectra 4 to purchase up to $50.0 million of our Series B common stock at a price of $7.50 per share. In return for this agreement Spectra 4 received a $5.0 million commitment fee.

  The agreement expires on the earlier of June 18, 2000 or the closing of our initial public offering, and sets forth three dates upon which we may require Spectra 4 to make a purchase of Series B common stock: February 15, 2000, March 31, 2000 and the date on which the agreement ultimately expires. In addition, the agreement provides that if at any time the value of the cash, cash equivalents and marketable securities we hold falls below $20.0 million, we will be deemed to have automatically exercised $25.0 million of this commitment. On February 7, 2000 we gave notice that this condition had been met and on February 10, 2000 we sold 3,333,333 shares of Series B common stock to Spectra 4 under the automatic trigger provision of the agreement for $25.0 million. We may exercise the right to cause Spectra 4 to purchase the remaining $25.0 million at a later date.

  On February 3, 2000 we issued 470,092 shares of Series B common stock upon the exercise of a warrant at a price of $3.83 per share, resulting in proceeds to FirstWorld of $1.8 million. An additional warrant holder has notified us that, prior to the closing of an initial public offering, it intends to exercise a warrant to purchase 800,000 shares of Series B common stock at a price of $3.00 per share, which will result in proceeds to us of $2.4 million.

  On February 16, 2000, we filed Amendment No. 1 to Form S-1 ("Amended Form S-1") to register 11.5 million shares of Series B common stock for an initial public offering with a stock price ranging from $11.00 to $13.00. In conjunction with this filing, we have entered into agreements to sell to the following investors, in private placements concurrent with an initial public offering, an aggregate of $91.5 million of our Series B common stock at a price per share equal to 93% of the public offering price, which is approximately equal to the
net of the underwriting discount in an initial public offering.   Each of these
concurrent private placements are contingent upon the closing of an initial public offering and are further described as follows:

  . Texas Pacific Group. This agreement calls for TPG FirstWorld I LLC, an affiliate of Texas Pacific Group, to purchase $50.0 million of our Series B common stock. FirstWorld has been informed that Enron and this entity have entered into an unrelated agreement pursuant to which Texas Pacific Group will purchase all of Enron's Series A and Series B common stock and all but
     3.0 million of Enron's warrants to purchase Series B common stock. The Series A common stock will, in accordance with the terms of our certificate of incorporation, convert automatically to Series B common stock. Based on an assumed public offering price of $12.00 (the midpoint of the price range presented on our Amended Form S-1), this entity will purchase 4,480,227 shares of Series B common stock in the private placement, and will hold an aggregate of 12,716,310 shares of Series B common stock and warrants to purchase an additional 5,236,038 shares of Series B common stock after the closing of an initial public offering. The concurrent private placement is subject to customary closing conditions and is terminable at the investor's option if we have not consummated an initial public offering by May 12, 2000.

  . Microsoft Corporation. This agreement calls for Microsoft to purchase $10.0 million of our Series B common stock. In return for this investment, Microsoft will receive a five-year warrant to purchase 75% of the number of shares of Series B common stock purchased, at a price equal to 125% of the public offering price. Based on an assumed public offering price of $12.00 (the midpoint of the price range presented on our Amended Form S-1), Microsoft will purchase 1,075,269 shares, and the warrant will be exercisable for 806,452 shares at a per share strike price of $15.00. This agreement is subject to customary closing conditions.


  . SAIC Venture Capital Corporation. Our agreement with SAIC Venture Capital Corporation, an affiliate of Science Applications International Corporation, calls for SAIC to purchase $19.5 million of our Series B common stock. This agreement is terminable at SAIC's option if we have not consummated an initial public offering as of May 12, 2000, among other customary closing conditions. Based on an assumed public offering price of $12.00 (the midpoint of the price range presented on our Amended Form S-1), SAIC will purchase 1,747,312 shares of Series B common stock.

  . Lucent Technologies Inc. This agreement calls for Lucent to purchase $12.0 million of our Series B common stock. Based on an assumed public offering price of $12.00 (the midpoint of the price range presented on our Amended Form S-1), Lucent will purchase 896,057 shares of Series B common stock. This agreement is subject to customary closing conditions.

  Assuming an initial offering price of $12.00 per share, (the midpoint of the price range presented on our Amended Form S-1) these concurrent private placements are likely to result in a total non-cash charge of approximately $7.0 million, equal to the difference between the gross public offering price per share and the price per share paid in the private placements, times the number of shares sold in the private placements. In addition, we anticipate that a deferred non-cash charge of approximately $2.4 million will be recorded in connection with a business relationship entered into with Microsoft concurrently with the private placement. This deferred charge would be amortized to earnings over the duration of this business relationship.


  As of December 31, 1999, we had $49.2 million of cash, cash equivalents and marketable securities, and an accumulated deficit of $172.5 million.

  For the year ended December 31, 1999, the three months ended December 31, 1998 and the year ended September 30, 1998, capital expenditures were $63.1 million, $14.5 million and $23.0 million, respectively. In addition, we had expenditures related to acquisitions of $44.8 million for the year ended December 31, 1999. FirstWorld's Statements of Cash Flows for the year ended December 31, 1999, the three months ended December 31, 1998 and the year ended September 30, 1998 have been adjusted to remove accruals associated with capital expenditures.

  We have a number of commitments, including certain contractual obligations with the City of Anaheim, the Irvine Company, and a long distance carrier. See further discussion in Note 7 - "Commitments and Contingent Liabilities" in the accompanying financial statements for the year ended December 31, 1999.

  We believe that the net proceeds of the 1999 equity investment agreement with Colorado Spectra 4, LLC, our existing cash, cash equivalents and marketable securities, will be sufficient to meet our anticipated cash needs for working capital for at least the next 12 months. We will require additional funds to support our capital expenditure requirements associated with our 2000 capital expenditure program. We believe that we can generate the funds needed through the net proceeds of an initial public offering and the concurrent private placements, detailed above. These sources of cash in addition to the net proceeds of the 1999 equity investment agreement with Colorado Spectra 4, LLC and our existing cash, cash equivalents and marketable securities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. Thereafter, we may require additional funds to support our working capital and capital expenditure requirements and may seek to raise additional funds through public or private equity or debt financing or other sources for such requirements and acquisitions of technologies, companies and development of our existing and new services. Any additional financing we may need may not be available on terms favorable to us, or at all.

  Our sources and uses of funds were as follows:

                                                                           Three Months
                                                          Year Ended           Ended          Year Ended September 30,
                                                         December 31,      December 31,     --------------------------
                                                             1999              1998             1998           1997
                                                        --------------     -------------    -----------    -----------
                                                                                (in thousands)
Net cash used by operating activities................   $      (41,656)    $        (931)   $   (13,160)   $    (7,446)
Net cash provided (used) by investing activities  .             41,672           (41,199)      (188,632)       (12,647)
Net cash provided (used) by financing activities .  .           (1,067)             (250)       273,295         20,557

  Net cash used in operations for the year ended December 31, 1999, the three months ended December 31, 1998 and the fiscal years ended September 30, 1998 and 1997 were primarily due to net operating losses, offset in part by, non-cash items, consisting mainly of depreciation and amortization.

  Net cash provided by investing activities for the year ended December 31, 1999 was primarily a result of the maturity of short-term investments, partially offset by the purchase of short-term investments, acquisitions and capital expenditures. Net cash used by investing activities for the three months ended December 31, 1998 was primarily the result of acquisitions and capital expenditures. Net cash used by investing activities for the fiscal year ended September 30, 1998 was primarily a result of the purchase of short-term investments and capital expenditures partially offset by the maturity of short-term investments. Net cash used by investing activities for the year ended September 30, 1997 was primarily a result of our capital expenditures.

  Net cash used by financing activities for the year ended December 31, 1999 was primarily a result of the repayment of debt assumed in our acquisitions, partially offset by proceeds from the exercise of stock options and warrants. Net cash provided by financing activities for the year ended September 30, 1998 was primarily due to proceeds from the issuance of our outstanding senior notes. Net cash provided by financing activities for the year ended September 30, 1997 was primarily due to proceeds from the issuance of equity securities and borrowings under a credit facility.

Quantitative and Qualitative Disclosures about Market Risk

  We are exposed to fluctuations in interest rates and market value of our investments. Our exposure to fluctuations in interest rates and market values of our investments relates primarily to our short-term investment portfolio, which is included in cash and cash equivalents and marketable securities. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in high-grade commercial paper, money market instruments and government agency issues and we limit the amount of credit exposure to any one issuer. Due to the short-term nature of our investments, the impact of interest rate changes would not be expected to have a significant impact on the value of these investments. The effect of interest rate and investment risk on us has not been significant.

  Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Because of this, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

Year 2000 Readiness Disclosure

  All references to Year 2000 within this Form 10-K are provided as "Year 2000 Statements" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

  We instituted a comprehensive internal Year 2000 compliance program designed to enable us to continue our business without interruption as we moved into the Year 2000. We established our Year 2000 compliance program to address the impact of the Year 2000 date transition on our operations. This program covered not only our internal information systems and other information technology facilities such as data and telephony communications, building management, and security systems, but also the readiness and compliance programs of our key suppliers.

  We completed our evaluation of all of our systems and applications for Year 2000 compliance prior to the end of 1999. These systems and applications included internal information technology applications (such as billing and customer service), network infrastructure (such as corporate local- and wide area networks, user workstations and off-shelf software applications), customer Internet service provider platform, customer telephony platform, and corporate facilities (such as offices, phone systems and voice mail). In most cases, we obtained these systems and applications from third parties. Our evaluation consisted of extensive review of product Year 2000 compliance information on vendor supplied items and services available online, in vendor literature and through trade group resources, and inquiries made to our significant third-party business partners, suppliers and vendors to determine whether their products were Year 2000 compliant. As a result of our evaluation, we generally executed vendor prescribed methodologies, where applicable, to make these items Year 2000 compliant. Since the century date change, we have not experienced any significant disruption in our business due to Year 2000 issues.

  To date, our expenses associated with our Year 2000 compliance program have been approximately $350,000. Our expenses have generally related to the operation costs associated with time spent by our employees and consultants in the evaluation process and Year 2000 compliance in general.

Recent Accounting Pronouncements

  In June 1998 and June 1999, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB No. 133" ("SFAS No. 137"). We are required to adopt SFAS No. 133 and SFAS No. 137 in the year ended December 31, 2001. These pronouncements establish methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. To date, we have not entered into any derivative financial instruments or hedging activities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and long-term debt obligations.

  As of December 31, 1999, the Company's interest bearing cash equivalents and short-term investments consist exclusively of commercial paper having original maturities of six months or less. The Company classifies those instruments having original maturities of three months or less as cash equivalents whereas instruments having original maturities of greater than three months, but less than six months are classified as short-term investments. The Company places its commercial paper investments with high credit-quality counterparts and limits the amount of credit exposure to any one entity. The Company has the ability and intent to hold such investments, which are not held for trading or speculative purposes, through their maturity dates.

  The Company's long-term debt at December 31, 1999, consists principally of Senior Discount Notes which bear interest at a fixed rate. The Senior Discount Notes accrete in value at a stated rate of 13% per annum through April 2003 and thereafter bear interest at a stated rate of 13% per annum payable semi-annually in arrears. The Senior Discount Notes mature as to principal in the aggregate amount of $470,000,000 in April 2008. The Company has no cash flow exposure due to rate changes for its Senior Discount Notes.

  The following table presents notional amounts and related weighted-average interest rates by year of maturity for the Company's investment portfolio and Senior Discount Note obligations of which have fixed interest rates:

                           Interest Rate Sensitivity
                         Principal Amount by Maturity
                             (Dollars in Millions)


                                                                                              Fair Value at
                                     2000        2001      2002      2003      Thereafter        12/31/99
                                     -----------------------------------------------------------------------
CASH EQUIVALENTS
Commercial Paper                      $10.0        --        --        --            --             $ 10.0
Average Interest Rate                  5.49%       --        --        --            --

HELD TO MATURITY INVESTMENTS
Commercial Paper                      $20.6        --        --        --            --             $ 20.6
Average Interest Rate                  6.58%       --        --        --            --

SENIOR NOTES (A)                         --        --        --        --        $470.0             $314.9
Average Interest Rate (B)                --        --        --        --          13.0%


(A) The carrying amount of the Senior Discount Notes at December 31, 1999 is approximately $294.0 million, which amount represents the $470.0 million principal amount due at maturity less the unamortized debt discount of approximately $176.0 million at December 31, 1999.

(B) Represents the stated interest rate of the Senior Discount Notes per the indenture. The Senior Discount Notes' effective interest rate, inclusive of the amortization of debt discount and deferred financing costs over their term, approximates 14.2%.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's audited consolidated financial statements at December 31, 1999 and 1998, for the year ended December 31, 1999, the three months ended December 31, 1998, for each of the two years in the period ended September 30, 1998, and the unaudited consolidated financial statements for the three months ended December 31, 1997 are included in this report on Form 10-K as set forth on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Pursuant to instruction G(3) to Form 10-K, Items 10, 11, 12 and 13 are omitted because the Company will file a definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after the close of the fiscal year. The information required by such Items will be included in the definitive proxy statement to be so filed for the Company's annual meeting of stockholders scheduled for June 12, 2000 and is hereby incorporated by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)  DOCUMENTS FILED AS PART OF THE REPORT:

(1)  Financial Statements

     Reference is made to page F - 1 for a list of all financial statements filed as part of this report.

(2)  Financial Statement Schedules:

     Reference is made to page F - 1 for Schedule II - Valuation and Qualifying Accounts and accompanying Audit Opinion. Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included herein.

(3)

Exhibits

      Exhibit
        Number                         Description
        ------                         -----------

3.1   Certificate of Incorporation of the Registrant. (2)
3.2   Bylaws of the Registrant, as amended. (2)
4.1   Reference is made to Exhibits 3.1 through 3.2.
4.2 Specimen stock certificate representing shares of Series B Common Stock of the Registrant. (13)
4.3 Purchase Agreement, dated April 6, 1998, among the Registrant, Bear, Stearns & Co. Inc., ING Baring (U.S.) Securities, Inc., J.P. Morgan Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.
      (1)
4.4 Indenture, dated as of April 13, 1998, between the Registrant and The Bank of New York. (1)
4.5 Form of 13% Senior Discount Notes due 2008 and schedule of 13% Senior Discount Notes due 2008. (1)
4.6 Registration Rights Agreement, dated as of April 13, 1998 among the Registrant and the Initial Purchasers. (1)
10.1 Form of Indemnification Agreement entered into by the Registrant and each of its executive officers and directors and schedule listing all executive officers and directors who have executed an Indemnification Agreement. (2)
10.2  1995 Stock Option Plan and related form of option agreement. (1)

10.3    1997 Stock Option Plan and related form of option agreement.  (1)
10.4 Warrant Agreement, dated as of April 13, 1998, among the Registrant and the Bank of New York and related form of warrant attached thereto. (1)
10.5 Warrant Registration Rights Agreement, dated as of April 13, 1998, among the Registrant and the Initial Purchasers. (1)
10.6 Common Stock Purchase Agreement, dated as of December 30, 1997, among the Registrant, Colorado Spectra 3, LLC, Enron Capital & Trade Resources Corp. and the holders of $405,000 in principal amount of the Registrant's convertible subordinated promissory notes. (1)
10.7 First Amendment to Common Stock Purchase Agreement, dated as of February 9, 1998, among the Registrant, Colorado Spectra 3, LLC and Enron Capital & Trade Resources Corp. (1)
10.8 Amended and Restated Investor Rights Agreement, dated as of April 13, 1998, among the Registrant and the Investors set forth therein, as amended. (2)
10.9 Securityholders Agreement, dated as of December 30, 1997, among the Registrant, Enron Capital & Trade Resources Corp., Colorado Spectra 1, LLC, Colorado Spectra 2, LLC and Colorado Spectra 3, LLC, as amended.(2)
10.10 Business Opportunity Agreement, dated as of December 30, 1997, among the Registrant, Enron Capital & Trade Resources Corp., Colorado Spectra 1, LLC, Colorado Spectra 2, LLC and Colorado Spectra 3, LLC. (1)
10.11 Management Consulting Services Agreement, dated as of December 30, 1997, between the Registrant and Corporate Managers, LLC. (1)
10.12 Management Consulting Services Agreement, dated as of December 30, 1997, between the Registrant and Enron Capital & Trade Resources Corp. (1)
10.13 Form of Warrant to Purchase Series B Common Stock and schedule listing all holders of such warrants entitled to purchase a number of shares of Series B Common Stock equal to or greater than 1% of the Company's common stock outstanding as of May 31, 1998. (1)
10.14 Warrant to Purchase 2,110,140 shares of Series B Common Stock issued to Colorado Spectra 2, LLC on December 30, 1997. (1)
10.15 Agreement for Use of Operating Property, dated as of February 25, 1997, between FirstWorld Anaheim and the City of Anaheim. (1)
10.16 Universal Telecommunications System Participation Agreement, dated as of February 25, 1997, among the Registrant, FirstWorld Anaheim and the City of Anaheim. (1)
10.17 Development Fee Agreement, dated as of February 25, 1997, between the Registrant and the City of Anaheim. (1)
*10.18  Agreement for Lease of Telecommunications Conduit, dated as of March
        5, 1998, between FirstWorld Orange Coast and The Irvine Company. (4) *10.19 Telecommunications System License Agreement, dated as of March 5,
        1998, between FirstWorld Orange Coast and The Irvine Company. (4)
10.20 Office Lease for Genesee Executive Plaza, dated as of September 4, 1996, between Talcott Realty I Limited Partnership and the Registrant. (1)
10.21 Standard Industrial/Commercial Single-Tenant Lease-Gross, dated as of August 26, 1996, between Scope Development and FirstWorld Anaheim. (1)
10.22 SpectraNet International Founders' Sale Agreement, dated as of January 31, 1997. (3)
10.23 System Acquisition Agreement, dated as of June 19, 1997, between ACE*COM and the Registrant. (3)
10.24 Employment Agreement, dated as of September 28, 1998, between the Registrant and Sheldon S. Ohringer. (4)
10.25 Stock Option Agreement, dated as of September 28, 1998, between the Registrant and Sheldon S. Ohringer. (5)
10.26 Employment Agreement, dated as of October 1, 1998, between the Registrant and Scott Chase. (6)
10.27 Employment Agreement, dated as of November 9, 1998, between the Registrant and Marion K. Jenkins. (6)
10.28 Employment Agreement, dated as of November 30, 1998, between the Registrant and David Gandini. (6)

10.29 Employment Agreement dated as of December 7, 1998 between the Registrant and Doug Kramer. (6)
10.30 Lease between the Registrant and The Prudential Insurance Company of America, dated as of December 1, 1999. (6)
10.31 First Amendment to Lease (Genesee Executive Plaza) dated as of July 31, 1998 between Arden Realty Limited Partnership (successor in interest to Talcott Realty I Limited Partnership) and the Registrant. (6)
10.32 First Amendment to Amended and Restated Investor Rights Agreement, dated as of September 28, 1998, among the Registrant, Enron Capital & Trade Resources Corp., Colorado Spectra 1, LLC, Colorado Spectra 2, LCC and Colorado Spectra 3, LLC. (6)
10.33 Employment Agreement, as amended, between the Registrant and Jeffrey L. Dykes dated December 14, 1998. (7)
10.34 Employment Agreement dated January 27, 1999, between the Company and Paul C. Adams. (8)
10.35 First Amendment to Lease between the Registrant and the Prudential Insurance Company of America dated March 1, 1999. (8)
10.36 FirstWorld Communications, Inc. Quarterly Bonus Program adopted as of May 3, 1999. (9)
10.37 The 1999 Equity Incentive Plan of FirstWorld Communications, Inc. effective as of March 8, 1999. (10)
10.38 Form of Incentive Stock Option Agreement of FirstWorld Communications, Inc. under the 1999 Plan. (10)
10.39 Form of Non-Qualified Stock Option Agreement of FirstWorld Communications, Inc. under the 1999 Plan. (10)
10.40 Form of Stock Appreciation Right Award Agreement of FirstWorld Communications, Inc. under the 1999 Plan. (10)
10.41 First Amendment to Employment Agreement, dated as of May 20, 1999, between the Registrant and Sheldon S. Ohringer. (11)
10.42 Office Lease, dated June 28, 1999, between Board of Administration as Trustee for the Police and Fire Department Retirement Fund and the Registrant. (11)
10.43 Equity Investment Agreement, effective as of December 22, 1999, as amended, between the Company and Colorado Spectra 4, LLC. (12)
10.44 Stock Purchase Agreement dated February 3, 2000 between the Registrant and Lucent Technologies, Inc. (13)
10.45 Stock Purchase Agreement dated February 3, 2000 between the Registrant and SAIC Venture Capital Corporation. (13)
10.46 Stock Purchase Agreement dated February 9, 2000 between the Registrant and Microsoft Corporation. (13)
10.47 Stock Purchase Agreement dated February 11, 2000 between the Registrant and TPG FirstWorld I LLC. (13)
10.48 First Amendment to Employment Agreement dated January 27, 2000 between the Registrant and Paul C. Adams. (13)
21.1    Subsidiaries of the Registrant, as amended. (12)
27.1    Financial Data Schedule. (13)

* Portions of this exhibit have been omitted pursuant to an order granting confidential treatment filed with the Securities and Exchange Commission.

(1) Incorporated herein by reference to the Registrant's Registration Statement on Form S-4 (No. 333-57829) filed with the Securities and Exchange Commission on June 26, 1998.

(2) Original agreement incorporated by reference to the Registrant's Registration Statement on Form S-4 (No. 333-57829) filed with the Securities and Exchange Commission on August 24, 1998; amendment dated December 22, 1999 incorporated herein by reference to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 22, 1999.

(3) Incorporated herein by reference to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (No. 333-57829) filed with the Securities and Exchange Commission on August 24, 1998.

(4) Incorporated herein by reference to Amendment No. 2 to the Registrant's Registration Statement on Form S-4 (No. 333-57829) filed with the Securities and Exchange Commission on October 8, 1998.

(5) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 (No. 333-68195) filed with the Securities and Exchange Commission on December 1, 1998.

(6) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 22, 1998.

(7) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 12, 1999.

(8) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 1999.

(9) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 (No. 333-78611) filed with the Securities and Exchange Commission on May 17, 1999.

(10) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 (No. 333-76325) filed with the Securities and Exchange Commission on April 14, 1999.

(11) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 1999.

(12) Incorporated herein by reference to the Registration Statement on Form S-1 (No. 333-93357) filed with the Securities and Exchange Commission on December 22, 1999.

(13) Incorporated herein by reference to Amendment No. 1 to the Registration Statement on Form S-1 (No. 333-93357) filed with the Securities and Exchange Commission on February 16, 2000.

(b)  REPORTS ON FORM 8-K

      There were no reports on Form 8-K filed by the Company during the fourth quarter of the fiscal year ended December 31, 1999.

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

Dated: February 28, 2000     FIRSTWORLD COMMUNICATIONS, INC.

                               /s/   Sheldon S. Ohringer

                              ___________________________
                              Name: Sheldon S. Ohringer
                              Title: President, Chief Executive Officer,
                                     and director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                                      Title                                      Date
___________________________             --------------------------------------          ------------------------

/s/  Sheldon S. Ohringer                President and Chief Executive Officer               February 28, 2000
___________________________             (Principal Executive Officer)
    Sheldon S. Ohringer


/s/   Paul C. Adams                     Vice President, Finance, Treasurer                  February 28, 2000
___________________________             and Assistant Secretary (Principal
      Paul C. Adams                     Financial and Accounting Officer)


/s/   Donald L. Sturm                   Chairman of the Board                               February 28, 2000
___________________________
     Donald L. Sturm


/s/   C. Kevin Garland                  Director                                            February 28, 2000
___________________________
     C. Kevin Garland


/s/   Stephen R. Horn                   Director                                            February 28, 2000
___________________________
      Stephen R. Horn


/s/   James O. Spitzenberger            Director                                            February 28, 2000
___________________________
  James O. Spitzenberger


/s/   John C. Stiska                    Director                                            February 29, 2000
___________________________
     John C. Stiska


/s/   Melanie L. Sturm                  Director                                            February 28, 2000
___________________________
     Melanie L. Sturm

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Financial Statements:
  Report of Independent Accountants................................................   F-3

  Consolidated Balance Sheets at December 31, 1999 and 1998........................   F-4

  Consolidated Statements of Operations for the year ended December 31, 1999, the three months ended December 31, 1998 and each of the years ended
   September 30, 1998 and 1997.....................................................   F-5

  Consolidated Statements of Stockholders' Equity (Deficit) for the year ended
   December 31, 1999, the three months ended December 31, 1998 and each of the
   years ended September 30, 1998 and 1997.........................................   F-6

  Consolidated Statements of Cash Flows for the year ended December 31, 1999, the three months ended December 31, 1998 and each of the years ended
   September 30, 1998 and 1997.....................................................   F-8

  Notes to Consolidated Financial Statements.......................................   F-9

Unaudited Interim Financial Statements:
  Consolidated Statement of Operations (Unaudited) for the three months ended
    December 31, 1997..............................................................  F-33

  Consolidated Statement of Stockholders' Equity (Deficit) (Unaudited) for the
   three months ended December 31, 1997............................................  F-34

  Consolidated Statement of Cash Flows (Unaudited) for the three months ended
   December 31, 1997...............................................................  F-36

  Notes to Consolidated Financial Statements (Unaudited)...........................  F-37

Financial Statement Schedule
  Report of Independent Accountants on Financial Statement Schedule................  F-38

  Schedule II--Valuation and Qualifying Accounts...................................  F-39

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of FirstWorld Communications, Inc.

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of FirstWorld Communications, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999, the three months ended December 31, 1998 and each of the years ended September 30, 1998 and 1997, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP
Denver, Colorado
February 11, 2000

                        FIRSTWORLD COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                         December 31,     December 31,
                                                                                             1999             1998
                                                                                        ---------------  --------------
                                        ASSETS
Current assets:
 Cash and cash equivalents.............................................................     $  28,608         $ 29,659
 Marketable securities.................................................................        20,615          170,030
 Accounts receivable, net of allowance for doubtful accounts of
     $2,568 and  $120, respectively....................................................        11,551            4,656
 Due from affiliates...................................................................         3,240                7
 Prepaid expenses and other............................................................         3,773            2,627
 Revenues in excess of billings........................................................         1,628            1,539
                                                                                            ---------         --------
        Total current assets...........................................................        69,415          208,518
                                                                                            ---------         --------

Property and equipment, net............................................................       123,161           61,247
Goodwill and intangibles, net of accumulated amortization of
     $12,903, and $97, respectively....................................................        48,858            5,350
Long-haul network rights,  not in service..............................................        11,060           11,060
Deferred financing costs, net..........................................................         7,340            8,259
Other assets...........................................................................         1,949              382
                                                                                            ---------         --------
        Total assets...................................................................     $ 261,783         $294,816
                                                                                            =========         ========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Accounts payable......................................................................     $  28,521         $ 13,573
 Other accrued liabilities.............................................................        13,863            2,866
 Accrued payroll and related liabilities...............................................         3,994            1,156
 Capital lease obligations, current portion............................................           468              259
 Long-term debt, current portion.......................................................            87               75
                                                                                            ---------         --------
        Total current liabilities......................................................        46,933           17,929
                                                                                            ---------         --------

Long-term debt, net of current portion and discount....................................       294,034          258,135
Capital lease obligations, including interest, net of current portion..................         7,616            6,958
                                                                                            ---------         --------
        Total liabilities..............................................................       348,583          283,022
                                                                                            ---------         --------

Commitments and contingent liabilities (Notes 7 and 14)

Stockholders' equity (deficit):
 Preferred stock, $.0001 par value per share, 10,000,000 shares
      authorized; no shares outstanding................................................            --               --
 Common stock, voting, $.0001 par value, 100,000,000 shares authorized;
      Series A, 10,135,164 shares designated; 10,135,164 shares issued
          and outstanding..............................................................             1                1
      Series B, 89,864,836 shares designated; 18,663,358,  and 16,137,958 shares issued and outstanding at  December 31, 1999 and 1998,
           respectively................................................................             2                2

 Additional paid-in capital............................................................        53,740           45,830
 Warrants..............................................................................        31,963           31,963
 Stockholder receivables...............................................................           (45)            (158)
 Accumulated deficit...................................................................      (172,461)         (65,844)
                                                                                            ---------         --------
        Total stockholders' equity (deficit)...........................................       (86,800)          11,794
                                                                                            ---------         --------
        Total liabilities and stockholders' equity (deficit)...........................     $ 261,783         $294,816
                                                                                            =========         ========


                See notes to consolidated financial statements.

                        FIRSTWORLD COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                                Three Months                   Year Ended
                                           Year Ended               Ended            --------------------------------
                                        December 31, 1999        December 31,        September 30,     September 30,
                                               1999                  1998                 1998              1997
                                      ------------------------------------------------------------------------------
Revenue:
 Internet services....................          $  21,246            $    123              $   ---            $  ---
 Web integration and consulting
   services (Note 2)..................             28,512               2,285                  ---               ---
 Telephony services...................              4,738                 565                1,091               171
                                                ---------            --------             --------           -------
   Total revenue......................             54,496               2,973                1,091               171
                                                ---------            --------             --------           -------

Operating expenses:
 Network and service costs............             39,606               2,707                1,029               474
 Selling, general and
   administrative  (Note 14)..........             67,128              10,812               16,113             7,421
 Depreciation and amortization........             23,411               1,812                2,425               501
                                                ---------            --------             --------           -------
   Total operating expenses...........            130,145              15,331               19,567             8,396
                                                ---------            --------             --------           -------

Loss from operations..................            (75,649)            (12,358)             (18,476)           (8,225)

Other income (expense):
 Interest income......................              6,960               3,227                6,749               149
 Interest expense.....................            (37,928)             (8,600)             (16,898)           (1,372)
                                                ---------            --------             --------           -------
   Total other expense................            (30,968)             (5,373)             (10,149)           (1,223)
                                                ---------            --------             --------           -------

Loss before extraordinary item........           (106,617)            (17,731)             (28,625)           (9,448)

Extraordinary item---extinguishment
 of debt..............................                 --                  --               (4,731)             (105)
                                                ---------            --------             --------           -------

Net loss..............................          $(106,617)           $(17,731)            $(33,356)          $(9,553)
                                                =========            ========             ========           =======

                See notes to consolidated financial statements.

                        FIRSTWORLD COMMUNICATIONS, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                    Series A               Series B
                                                                                   Common Stock        Common Stock      Additional
                                                                          -----------------------  ---------------------   Paid-in
                                                                            Shares         Amount   Shares        Amount   Capital
                                                                          ----------    --------- ----------    --------  ---------
                                                                                   (Note 1)               (Note 1)
Balance at October 1, 1996...............................................         --    $      --         --    $     --  $      --
Cancellation of shareholder notes receivable for common stock repurchase.         --           --         --          --         --
Repayment of shareholder notes receivable................................         --           --         --          --         --
Issuance of Series C preferred stock with warrants to purchase 520,000
 shares of common stock, net of issuance costs of $706...................         --           --         --          --         --
Issuance of common stock warrants as finders fees........................         --           --         --          --         --
Issuance of common stock warrant for cash................................         --           --         --          --         --
Exercise of options and warrants to purchase common stock................         --           --         --          --         --
Issuance of common stock warrants with debt..............................         --           --         --          --         --
Net loss for the fiscal year ended September 30, 1997....................         --           --         --          --         --
                                                                          ----------    --------- ----------    --------  ---------
Balance at September 30, 1997............................................         --           --         --          --         --
Exercise of options to purchase common stock--October 1997 to............         --           --         --          --         --
 December 1997
Issuance of Series A common stock with warrants to purchase
  10,135,164 shares of Series B common stock, net of offering costs
  of $3.9 million........................................................ 10,135,164       16,914         --          --         --
Conversion of Series C preferred stock, Series B preferred stock,
 Series A preferred stock and common stock to Series B common stock as follows:
 Series C preferred stock; conversion ratio of 1.39:1, including
  anti-dilutive adjustments..............................................         --           --  3,621,120      12,279         --
 Series B preferred stock and common stock; conversion ratio of 1:1......         --           --  5,545,638       3,486         --
 Series A preferred stock; conversion ratio of 1:10......................         --           --     11,867         395         --
Issuance of Series B common stock with warrants to purchase 6,666,666
  shares of Series B common stock, net of offering costs of $1.8 million.         --           --  6,666,666      12,467         --
Issuance of warrants to purchase 3,713,094 shares of Series B common
 stock in connection with the issuance of 13% Senior Discount Notes......         --           --         --          --         --
Exercise of options to purchase Series B common stock....................         --           --     67,917          56         --
Establishment of $.0001 par value for Series A and B common stock in
 connection with Delaware reincorporation................................         --      (16,913)        --     (28,681)    45,594
Exercise of options to purchase Series B common stock--post Delaware
 reincorporation.........................................................         --           --     16,500          --         23
Net loss for  the fiscal year ended September 30, 1998...................         --           --         --          --         --
                                                                          ----------    --------- ----------    --------  ---------
Balance at September 30, 1998............................................ 10,135,164            1 15,929,708           2     45,617
Proceeds from issuance of stock and related warrants.....................         --           --     42,250          --        190
Shares issued in connection with the exercise of options.................         --           --    166,000          --         23
Net loss for the three months ended December 31, 1998....................         --           --         --          --         --
                                                                          ----------    --------- ----------    --------  ---------
Balance at December 31, 1998............................................. 10,135,164            1 16,137,958           2     45,830
Shares issued in connection with acquisitions............................         --           --  1,820,428          --      9,924
Exercise of options and warrants to purchase Series B common stock.......         --           --    704,972          --      1,364
Charge associated with equity investment (Note 1)........................         --           --         --          --     (5,270)
Charge associated with stock sold by shareholders (Note 14)..............         --           --         --          --      1,892
Write-off of stockholder receivables.....................................         --           --         --          --         --
Net loss for the year ended December 31, 1999............................         --           --         --          --         --
                                                                          ----------    --------- ----------    --------  ---------
Balance at December 31, 1999............................................. 10,135,164    $       1 18,663,358    $      2  $  53,740
                                                                          ==========    ========= ==========    ========  =========



                                                                                                                       See notes to



        Series C                Series B              Series A
      Convertible              Convertible          Convertible
    Preferred Stock          Preferred Stock      Preferred Stock              Common Stock
-----------------------  -----------------------  -----------------------  ---------------------                  Stockholder
   Shares      Amount       Shares       Amount      Shares      Amount       Shares      Amount      Warrants    Receivables
------------  ---------  ------------  ---------  ------------  ---------  ------------  ---------  ------------  -----------
         --   $      --    2,016,638    $ 3,670       118,667    $   395     3,246,000   $  ( 229)      $   --     $    (173)
         --          --           --         --            --         --       (90,000)       (23)          --            23
         --          --           --         --            --         --            --         --           --            53

  2,600,000      12,279           --         --            --         --            --         --           16            --
         --          --           --         --            --         --            --         --           37            --
         --          --           --         --            --         --            --         --          200            --
         --          --           --         --            --         --       106,900         25           --            --
         --          --           --         --            --         --            --         --          748            --
         --          --           --         --            --         --            --         --           --            --
------------  ---------  ------------  ---------  ------------  ---------  ------------  ---------  ------------  -----------
  2,600,000      12,279    2,016,638      3,670       118,667        395     3,262,900       (227)       1,001           (97)
         --          --           --         --            --         --       266,100         43           --            --



         --          --           --         --            --         --            --         --        9,628            --




 (2,600,000)    (12,279)          --         --            --         --            --         --           --            --
         --          --   (2,016,638)    (3,670)           --         --    (3,529,000)       184           --            --
         --          --           --         --      (118,667)      (395)           --         --           --            --

         --          --           --         --            --         --            --         --        6,333            --

         --          --           --         --            --         --            --         --       15,001            --
         --          --           --         --            --         --            --         --           --            --

         --          --           --         --            --         --            --         --           --            --

         --          --           --         --            --         --            --         --           --            --
         --          --           --         --            --         --            --         --           --            --
------------  ---------  ------------  ---------  ------------  ---------  ------------  ---------  ------------  -----------
         --          --           --         --            --         --            --         --       31,963           (97)
         --          --           --         --            --         --            --         --           --           (61)
         --          --           --         --            --         --            --         --           --            --
         --          --           --         --            --         --            --         --           --            --
------------  ---------  ------------  ---------  ------------  ---------  ------------  ---------  ------------  -----------
         --          --           --         --            --         --            --         --       31,963          (158)
         --          --           --         --            --         --            --         --           --            --
         --          --           --         --            --         --            --         --           --            --
         --          --           --         --            --         --            --         --           --            --
         --          --           --         --            --         --            --         --           --            --
         --          --           --         --            --         --            --         --           --           113
         --          --           --         --            --         --            --         --           --            --
------------  ---------  ------------  ---------  ------------  ---------  ------------  ---------  ------------  -----------
         --   $      --           --    $    --            --    $    --            --   $     --      $31,963        $  (45)
============  =========  ============  =========  ============  =========  ============  =========  ============  ===========




                       Total
  Accumu-           Stockholders'
   lated               Equity
  Deficit             (Deficit)
-----------         -------------
 $ (5,204)           $  (1,541)
       --                   --
       --                   53

       --               12,295
       --                   37
       --                  200
       --                   25
       --                  748
   (9,553)              (9,553)
---------           ----------
  (14,757)               2,264
       --                   43

       --               26,542



       --                   --




       --                   --
       --                   --
       --               18,800

       --               15,001

       --                   56
       --                   --

       --                   23
  (33,356)             (33,356)
---------           ----------
  (48,113)              29,373
       --                  129
       --                   23
  (17,731)             (17,731)
---------           ----------
  (65,844)              11,794
       --                9,924
       --                1,364
       --               (5,270)
       --                1,892
       --                  113
 (106,617)            (106,617)
---------           ----------
$(172,461)           $ (86,800)
=========           ==========



consolidated financial statements.

                        FIRSTWORLD COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                    Three Months             Year Ended
                                                                  Year Ended           Ended          -----------------------------
                                                                  December 31,       December 31,     September 30,   September 30,
                                                                     1999              1998               1998             1997
                                                                --------------     -------------      ------------    -------------
Cash flows from operating activities:
  Net loss..................................................    $     (106,617)    $     (17,731)     $    (33,356)   $      (9,553)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation and amortization expense...................            23,411             1,812             2,425              501
    Amortization of deferred financing costs................               919               243             1,203               61
    Non-cash interest expense...............................               ---               ---               293               38
    Write-off of stockholder receivable.....................               113               ---               ---              ---
    Accretion of senior notes...............................            35,200             8,323            14,571               58
    Charge associated with stock sold by Stockholders.......             1,892               ---               ---              ---
    Extraordinary loss - extinguishment of debt.............               ---               ---             3,731              105
    Changes in assets and liabilities, net of effects of
      acquisitions:
      Restricted cash related to operating activities.......               ---               ---                50              (50)
      Accounts receivable..................................             (8,024)           (1,449)             (420)              30
      Other assets.......................................               (1,332)              962            (3,330)             (98)
      Accounts payable.....................................              9,728             5,054             1,100            1,462
      Accrued payroll related liabilities..................              2,421               555                17              ---
      Revenue in excess of billings........................               (746)              ---               ---              ---
      Other liabilities....................................              1,379             1,300               556              ---
                                                                --------------     -------------      ------------    -------------
      Net cash used by operating activities... .............           (41,656)             (931)          (13,160)          (7,446)
                                                                --------------     -------------      ------------    -------------
Cash flows from investing activities:
  Purchases of held-to-maturity marketable securities........         (189,606)         (127,212)         (236,701)             ---
  Maturities of held-to-maturity marketable securities.......          339,021           122,773            71,110              ---
  Purchase of property and equipment.........................          (63,085)          (14,453)          (23,041)         (12,647)
  Acquisitions, net of cash acquired.........................          (44,761)          (22,307)              ---              ---
  Proceeds from sale of assets...............................              103               ---               ---              ---
                                                                --------------     -------------      ------------    -------------
      Net cash provided (used) by investing activities......            41,672           (41,199)         (188,632)         (12,647)
                                                                --------------     -------------      ------------    -------------
Cash flows from financing activities:
  Proceeds from issuance of Senior Discount Notes and
   related warrants..........................................              ---               ---           250,205              ---
  Principal payments on debt, capital leases and related
   warrants...................................................          (2,431)             (117)             (817)            (641)
  Proceeds from exercise of stock options and warrants.......            1,364                23               122               25
  Proceeds from issuance of Series A common stock and
   related warrants net of offering costs.....................             ---               ---            26,136              ---
  Proceeds from issuance of Series B common stock and
   related warrants, net of offering costs....................             ---               129            18,800              ---
  Proceeds from issuance of Series C preferred stock and
   related warrants...........................................             ---               ---               ---            4,529
  Proceeds from issuance of common stock warrants............              ---               ---               ---              200
  Proceeds from collection of stockholder receivables........              ---               ---               ---               53
  Proceeds from issuance of convertible bridge notes.........              ---               ---               ---            7,347
  Proceeds from draws under revolving credit facility and
   related warrants...........................................             ---               ---             3,796           12,172
  Proceeds from short-term borrowings........................              ---               ---               ---            1,000
  Principal payments on revolving credit facility............              ---               ---           (16,300)             ---
  Payment of deferred financing costs........................              ---              (285)           (8,647)          (4,128)
                                                                --------------     -------------      ------------    -------------
    Net cash provided (used) by financing activities..........          (1,067)             (250)          273,295           20,557
                                                                --------------     -------------      ------------    -------------
Net increase (decrease) in cash and cash equivalents........            (1,051)          (42,380)           71,503              464
Cash and cash equivalents, beginning of period..............            29,659            72,039               536               72
                                                                --------------     -------------      ------------    -------------
Cash and cash equivalents, end of period....................    $       28,608     $      29,659      $     72,039    $         536
                                                                ==============     =============      ============    =============
Supplemental cash flow information:
 Effects of acquisitions:
   Assets acquired............................................  $       63,341      $     24,617      $        ---    $         ---
   Liabilities assumed........................................          (8,656)           (2,310)              ---              ---
   Common stock issued........................................          (9,924)              ---               ---              ---
   Less cash paid.............................................         (45,431)          (22,307)              ---              ---
                                                                --------------     -------------      ------------    -------------
   Net cash acquired from acquisitions......................    $         (670)     $        ---      $        ---    $         ---
                                                                ==============     =============      ============    =============

                See notes to consolidated financial statements.

                        FIRSTWORLD COMMUNICATIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY

  FirstWorld Communications, Inc. (together with its wholly owned subsidiaries, the "Company" or "FirstWorld") commenced operations in July 1992. On January 29, 1998, the Company changed its name to FirstWorld Communications, Inc. from SpectraNet International. Effective June 26, 1998, the Company changed its state of incorporation from California to Delaware. On October 16, 1998, the Board of Directors of the Company (the "Board") voted to change the Company's fiscal year end from September 30 to December 31, beginning with a transition period ending on December 31, 1998. Accordingly, the Company has included audited financial information for the three months ended December 31, 1998.

  FirstWorld is a network-based provider of Internet, data and communications services. The Company's service offerings include data center co-locations; high-speed Internet access, such as dedicated access and digital subscriber line ("DSL"); web hosting and design; dial-up Internet access; and web integration and consulting services. To complement its data services offerings, FirstWorld also provides local, long distance and other telephony services in the Los Angles metropolitan market. The Company's strategy is to offer its customers a single source solution to meet the broad range of the increasingly complex Internet, data and communications needs. The Company markets its services, using a consultative sales approach, to small- and medium-sized businesses, and also selectively to larger businesses, consumers and wholesale customers.

Equity Recapitalization

  On December 30, 1997, the Company (i) converted its three existing classes of preferred stock into common stock in accordance with the automatic conversion provision of its then existing charter in order to simplify the Company's capital structure and to eliminate the rights, preferences and privileges of the preferred stock; (ii) amended its Certificate of Incorporation to substantially increase the Company's authorized capital; and (iii) amended its Certificate of Incorporation to designate two series of common stock (See December 30, 1997 Private Placement below). The Series A common stock and Series B common stock are identical in all material respects, except that the holders of Series A common stock possess ten votes per share on all matters subject to a vote of shareholders while the holders of Series B common stock possess one vote per share. Pursuant to the amended Certificate of Incorporation, the Company may also issue preferred stock from time to time in one or more series. As of December 31, 1999, no such preferred stock had been issued.

Private Placements

  January 31, 1997 private placement. On January 31, 1997, in connection with a private placement offering, the Company issued 2,600,000 shares of Series C preferred stock, consisting of 1,044,700 shares issued for cash proceeds totaling $4.5 million, net of placement agent commissions and related fees, and 1,555,300 shares issued through the retirement of certain convertible notes at $5.00 per share. In connection with this offering, the holders of Series C shares also received warrants for the purchase of 520,000 shares of Series B common stock (Note 12).

  December 30, 1997 private placement. On December 30, 1997, the Company consummated a private placement of equity securities with entities controlled by a majority shareholder (the "Sturm Entities") and Enron North America Corp. ("ENA"). In connection with this placement, the Company issued 5,000,000 shares of Series A common stock to each of the Sturm Entities and ENA at an issue price of $3.00 per share. The Company also issued an aggregate of 135,164 shares of Series A common stock to noteholders upon the automatic conversion of certain notes pursuant to the terms thereof at a conversion price of $3.00 per share. Aggregate proceeds from this offering, exclusive of the conversion of the notes, totaled $26.5 million, net of offering commission fees paid in connection with the consummation of this equity placement. In connection with this private placement, the Company also issued to each of the Sturm Entities and ENA warrants to purchase 5,000,000 shares of Series B common stock; and to noteholders, warrants to purchase an aggregate of 135,164 shares of such Series B common stock (Note 12).

  April 13, 1998 private placement. On April 13, 1998, the Company consummated a private placement of equity securities with the Sturm Entities and Enron Communications, Inc. ("Enron Communications") pursuant to the exercise of an existing option held by the Sturm Entities and Enron Communications. Pursuant to this option, the Company sold to each of the Sturm Entities and Enron Communications 3,333,333 shares of Series B common stock, resulting in aggregate offering proceeds totaling $18.8 million, net of offering commissions. In connection with this private placement, the Company also issued to each of the Sturm Entities and Enron Communications warrants to purchase an additional 3,333,333 shares of Series B common stock (Note 12).


  December 2, 1999 equity investment agreement. On December 2, 1999, the Company entered into an Equity Investment Agreement (the "Agreement") with one of the Sturm Entities, for a $50.0 million equity commitment. The Agreement allows the Company to require that the Sturm Entity purchase up to $50.0 million of Series B common stock priced at $7.50 per share. The Agreement will expire on the earlier of June 18, 2000 or the closing of an initial public offering by the
Company.   The Agreement contains three dates on which the Company can require that the Sturm Entity purchase the Company's Series B common stock. These dates are: February 15, 2000, March 31, 2000 and the expiration date of the Agreement. Additionally, if the cash, cash equivalents and marketable securities position of the Company is $20.0 million or less, the Company will be deemed to have automatically exercised $25.0 million of the commitment. The Company is required to pay the Sturm Entity a $5.0 million fee for the commitment upon the earlier of the (i) closing of an initial public offering by the Company; (ii) first purchase date under the Agreement; (iii) or a sale of the Company as defined in the Agreement. Such commitment fee and related costs of approximately $270,000 was accounted for as a current liability and a permanent reduction of equity as of December 31, 1999. See Note 15--Subsequent Events.

  February 10, 2000 equity transaction. Effective February 10, 2000, ENA and an affiliate of Enron Communications agreed to sell substantially all of their Series A and Series B common shares, as well as all but three million of their warrants to purchase shares of Series B common stock to a third party, subject to customary closing conditions. The Series A shares will convert to Series B shares upon transfer. Concurrent with this transaction, certain restrictions were put in place with respect to the exercise of a warrant to purchase approximately 375,000 shares, such that this warrant cannot be exercised prior to the earlier of sixty-one days following the close of an initial public offering, or February 15, 2001.

Delaware Reincorporation

  Effective June 26, 1998, the Company changed its state of incorporation from California to Delaware. In connection therewith, a par value equal to $.0001 per share was assigned to each series of common and preferred stock. As a result, the consolidated statement of stockholders' equity (deficit) reflects a reclassification to additional paid-in capital for the amounts in excess of par value.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

  The consolidated financial statements include the accounts of FirstWorld Communications, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash Equivalents

  The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company invests primarily in high-grade, short-term investments that consist of money market instruments, commercial paper and government agency issues.

Marketable Securities

  Marketable securities consist principally of commercial paper with original maturities greater than three months but less than six months. The Company has classified its marketable securities as held-to-maturity as management has the intent and ability to hold those securities to maturity. Such securities are recorded at cost, which approximates fair value.

Concentration of Credit Risk

  The Company's financial instruments that are exposed to concentrations of credit risk consist principally of cash equivalents, marketable securities and accounts receivable. The Company places its short-term cash investments with government agencies and high credit-quality financial institutions while commercial paper investments are placed with investment grade corporate issuers. The Company limits the amount of credit exposure in any one institution or type of investment instrument. Credit risk with respect to accounts receivable is minimized due to the diversification of the Company's customer base. For purchases of equipment for resale, the Company bears the credit risk of such purchases independent of sales by the Company to its customers. For all customers with monthly recurring or non-recurring monthly revenue in excess of $250, for all DSL customers and all customers of resale equipment, credit is extended based on an evaluation of the customer's financial condition and generally, collateral is not required. The Company maintains allowances for potential credit losses from such customers.

Property and Equipment

  Property and equipment is recorded at cost and depreciated using the straight-line method generally over the estimated useful lives of the assets. Costs capitalized in connection with the development of communication networks include expenses associated with network infrastructure, data centers, communications equipment, construction, capitalized labor and capitalized interest. Labor costs incurred to construct or make assets ready for their intended use are capitalized. Interest costs incurred during the period of time that internally constructed assets are being made ready for their intended use are capitalized as part of acquiring such assets. Depreciation of communications networks commences when the applicable network becomes commercially operational. Data centers are comprised of several different assets with varying useful lives, accordingly, depreciation is determined based on each asset's classification. Certain of the Company's assets are held under capital leases. Assets held under capital leases are depreciated over the lesser of the term of the lease or the estimated useful life of the asset.

  The Company capitalizes certain costs of developing software for internal use in accordance with Statement of Position No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." Such costs generally include personnel and related costs incurred during the application and development stage of purchased software packages. In addition, the Company also capitalizes costs associated with purchased software. Such costs are amortized on a straight-line basis over the estimated useful lives of the assets, generally five years.

  The estimated useful lives of the Company's principal classes of assets are as follows:

    Building and improvements  ................ 30 years
    Network infrastructure  ................... 20 years
    Telecommunications equipment  ............. 5-7 years
    Furniture, office equipment and other  .... 3-7 years
    Leasehold improvements  ................... Shorter of estimated useful life or lease term

Goodwill and Intangibles

  Goodwill and intangibles consists substantially of goodwill associated with acquisitions completed since November 1998. All acquisitions are accounted for using the purchase method of accounting. Accordingly, the excess of total consideration, including cash, stock and any assumed liabilities, over the fair value of the assets and liabilities acquired is recorded as goodwill and is generally being amortized over a three year life, with the exception of Optec, Inc., doing business as FirstWorld Northwest, Inc. ("Optec"), which is being amortized over 10 years. The effects of the acquired businesses are included in the Company's consolidated financial statements from the respective dates of acquisition. See further discussion in Note 3 - Business Acquisitions.

Long-Haul Network Rights

  The long-haul network rights to OC-3 level capacity to connect up to 15 cities on a nationwide long-haul network being developed by Enron Communications, have not yet been placed into service and are not being amortized as the network is not yet available. The Company anticipates that these long-haul network rights will be placed into service during the first quarter of 2000. See further discussion in Note 3 - Business Acquisitions.

Long-Lived Assets

  The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. Potential impairment associated with network infrastructure costs is measured on the basis of specific network projects. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. Assets to be disposed of are carried at the lower of their carrying amount or fair value less costs to sell.

Debt Discount and Deferred Financing Costs

  Discounts recorded in connection with the issuance of debt financing are deferred and amortized over the term of the related debt using the interest method. Deferred financing costs include commitment fees and other costs related to certain debt financing transactions and are being amortized over the term of the related debt using the interest method.

Revenue Recognition

  The Company derives revenue from three primary sources: Internet services, web integration and consulting services, and telephony services.

  Internet services revenue is derived from providing high-speed Internet access, such as dedicated access and DSL, web hosting services, data center co-location services, related equipment sales and dial-up access. Revenue for all Internet services is recognized when the service is provided. Amounts billed relating to future periods are recorded as deferred revenue and are recognized in revenue when services are rendered.

  Web integration and consulting services revenue is derived from network consulting, design, integration and equipment sales. Revenue is recognized under the percentage-of-completion method of accounting based upon the ratio that costs incurred bear to the total estimated cost for each contract. Included in revenue for the year ended December 31, 1999 is approximately $3.4 million relating to an equipment sale to Enron Communications Leasing Corporation, a related party.

  Telephony services revenue is generated from local and long distance telephone services. The Company generates telephony services revenue by replacing the basic telephony services currently provided by incumbent local exchange carriers, interexchange carriers and competitive local exchange carriers, including local, long distance and other telephony services. Revenue is recognized in the month telephony services are provided. Amounts billed relating to future periods are recorded as deferred revenue and are recognized in revenue when services are rendered.

  As of December 31, 1999, deferred revenue included in "Other Current Liabilities" totaled $2.8 million.

Stock-Based Compensation Accounting

  The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net loss as if the fair value method had been applied in measuring compensation expense. Compensation charges for non-employee, stock-based compensation are measured using fair value-based methods.

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

Segment Reporting

  The Company has adopted Statement of Financial Accounting Standard No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS No. 131"). The Company has disclosed the business segments in which it operates as well as certain financial information used by management in measuring the performance of those segments (Note 11).

Reclassifications

  Certain prior period amounts have been reclassified to conform to the 1999 basis of presentation.

Recent Accounting Pronouncements

  In June 1998 and June 1999 respectively, the Financial Accounting Standards Board issued SFAS No. 133, ''Accounting for Derivative Instruments and Hedging Activities'' (''SFAS No. 133''), and SFAS No. 137, ''Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB No. 133'' (''SFAS No. 137''). The Company is required to adopt SFAS No. 133 and SFAS No. 137 in the year ended December 31, 2001. These pronouncements establish methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. To date, the Company has not entered into any derivative financial instruments or hedging activities.

NOTE 3--BUSINESS ACQUISITIONS

Optec

  On November 24, 1998, the Company acquired Optec, a company with operations in Oregon and Washington that provides web integration services to businesses, from Enron Communications. As part of this acquisition, the Company also acquired rights to use fiber optic cable in parts of Oregon and rights to OC-3 level capacity to connect up to 15 cities on a nationwide long-haul network being developed by Enron Communications. As consideration for the acquisition, FirstWorld paid $18.3 million in cash and repaid $4.0 million of Optec's outstanding debt. The Company assigned values of $11.1 million, $9.2 million and $2.0 million to the long-haul network rights, Optec and the Oregon fiber optic rights, respectively. The long-haul network rights, included as a separate line in the accompanying consolidated balance sheets, have not yet been placed into service and therefore the Company is not amortizing this asset. Approximately $5.6 million of the $9.2 million associated with Optec was recorded as goodwill and is being amortized on a straight-line basis over 10 years. The Company is amortizing the Oregon fiber optic rights on a straight-line basis over 20 years.

Slip.Net

  On January 7, 1999, the Company purchased all of the outstanding capital stock of Accelerated Information, Inc., the parent company of Slip.Net, Inc. ("Slip.Net"), an Internet service company providing Internet access, web hosting services, and co-location services, primarily in the San Francisco Bay Area. The purchase price consisted of approximately $10.5 million in cash and 187,500 shares of FirstWorld's Series B common stock. In order to determine the total consideration paid, the Company assigned a value, based on a valuation performed by an independent third party, of $3.68 per share to the Series B common stock. This resulted in total consideration of $11.1 million. Approximately $10.8 million was recorded as goodwill and is being amortized on a straight-line basis over three years.

Sirius

  On March 2, 1999, the Company purchased all of the outstanding capital stock of Sirius Solutions, Inc., d/b/a Sirius Connections ("Sirius"), an Internet service company providing Internet access, web hosting services, and co-location services, primarily in the San Francisco Bay Area. The purchase price consisted of approximately $7.5 million in cash and 285,000 shares of FirstWorld's Series B common stock. In order to determine the total consideration paid, the Company assigned a value, based on a valuation performed by an independent third party, of $4.02 per share to the Series B common stock. This resulted in total consideration of $8.6 million. Approximately $8.5 million was recorded as goodwill and is being amortized on a straight-line basis over three years.

Hypercon

  On June 1, 1999, the Company purchased all of the outstanding capital stock of Hypercon, Inc. ("Hypercon"), an Internet service company providing Internet access, web hosting services, e-commerce solutions and co-location services in the Houston metropolitan area. The purchase price consisted of approximately $2.0 million in cash and 49,993 shares of FirstWorld's Series B common stock. Subsequent to the acquisition, the Company repaid approximately $215,000 in debt. In order to determine the total consideration paid, the Company assigned a value, based on a valuation performed by an independent third party, of $6.00 per share to the Series B common stock. The total consideration of cash, stock and assumption of net liabilities was approximately $2.8 million. Approximately $2.8 million was recorded as goodwill and is being amortized on a straight-line basis over three years.

Internet Express

  On June 14, 1999, the Company purchased all of the outstanding membership interests of Internet Express, LLC ("Internet Express"), an Internet service company providing Internet access and web hosting services in the Denver/Front Range metropolitan area, including Colorado Springs and Fort Collins. The purchase price consisted of approximately $1.0 million in cash and 30,000 shares of FirstWorld's Series B common stock. Subsequent to the acquisition, the Company repaid approximately $959,000 in various liabilities of Internet Express. In order to determine the total consideration paid, the Company assigned a value, based on a valuation performed by an independent third party, of $6.00 per share to the Series B common stock. The total consideration of cash, stock and assumption of certain net liabilities was approximately $2.2 million. Approximately $2.2 million was recorded as goodwill and is being amortized on a straight-line basis over three years.

inQuo

  On June 22, 1999, the Company purchased all of the outstanding capital stock of inQuo, Inc. ("inQuo"), an Internet service company providing dedicated Internet access in the Salt Lake City metropolitan area. The purchase price was approximately $844,000 of cash. The total consideration of cash and acquired net liabilities of approximately $150,000 resulted in total consideration of approximately $1.0 million, which was recorded as goodwill and is being amortized on a straight-line basis over three years.

Transport Logic

  On July 7, 1999, the Company acquired all of the outstanding capital stock of Oregon Professional Services, Inc., d/b/a Transport Logic ("Transport Logic"), an Internet service company providing Internet access, web hosting services, and co-location services in the western and northwestern United States. The purchase price consisted of approximately $7.2 million in cash and 392,935 shares of FirstWorld's Series B common stock. In order to determine the total consideration paid, the Company assigned a value, based on a valuation performed by an independent third party, of $6.00 per share to the Series B common stock. The total consideration of cash, stock and assumption of certain liabilities of approximately $1.0 million resulted in consideration of approximately $10.5 million, which was recorded as goodwill and is being amortized on a straight-line basis over three years.

Intelenet

  On July 14, 1999, the Company purchased all of the outstanding capital stock of Intelenet Communications, Inc. ("Intelenet"), an Internet service company providing advanced connectivity, data center services and networking consulting in Southern California. The purchase price consisted of approximately $16.0 million in cash and 875,000 shares of FirstWorld's Series B common stock. In order to determine the total consideration paid, the Company assigned a value, based on a valuation performed by an independent third party, of $6.00 per share to the Series B common stock. This resulted in total consideration of approximately $21.3 million. Approximately $20.2 million was recorded as goodwill and is being amortized on a straight-line basis over three years.

Pro Forma Acquisition Information (Unaudited)

  The following unaudited condensed pro forma information presents the unaudited consolidated results of operations of the Company as if the acquisitions of the above mentioned companies in 1999 and 1998 had occurred on the first day of the respective periods presented:

                                                                                                  Three Months
                                                                                    Year Ended       Ended        Year Ended
                                                                                   December 31,   December 31,   September 30,
                                                                                       1999           1998            1998
                                                                                   -------------  -------------  --------------
                                                                                                  (in thousands)
Revenue..........................................................................   $    64,146    $    12,168     $    34,434
Loss before extraordinary item...................................................      (114,461)       (24,463)        (51,457)
Net loss.........................................................................      (114,461)       (24,463)        (56,188)

  The above mentioned companies may have performed differently if they had actually been combined with the Company's operations during these periods. No reliance should be placed on the unaudited pro forma information as indicative of the historical results that the Company would have had or the future results that it will experience after the acquisitions.

NOTE 4--SUPPLEMENTAL CASH FLOW INFORMATION

                                                                              Three Months
                                                               Year Ended        Ended         Year Ended       Year Ended
                                                              December 31,    December 31,    September 30,    September 30,
                                                                  1999            1998            1998             1997
                                                              ------------    ------------    -------------    -------------
Cash paid during the period for interest....................  $        943    $        110    $       1,293    $         440
Non-cash transactions:
 Property and equipment purchased under capitalized
  leases.....................................................          ---             ---               45            7,097
 Conversion of convertible bridge notes into Series C
  preferred stock and related warrants.......................          ---             ---              ---            7,777
 Conversion of convertible bridge notes into Series A
  common stock and related warrants..........................          ---             ---              405              ---
 Issuance of common stock warrants as finders fees..........           ---             ---                                10
 Non-cash deferred financing costs..........................                                                              27
 Issuance of note payable to vendor for up-front
  service fees...............................................          ---             ---              150              ---
 Issuance of note payable for consulting services
  received...................................................          ---             ---              ---               50
 Cancellation of stockholder receivable for stock
  repurchased................................................          ---             ---              ---               23
 Vendor financing for asset purchase........................         1,599             ---              ---              ---
 Charge associated with equity investment...................         5,270             ---              ---              ---

 Accruals associated with capital expenditures..............         2,788           1,065            3,027              ---

  The Company's statements of cash flows for the three months ended December 31, 1998 and the year ended September 30, 1998 have been adjusted to remove accruals associated with capital expenditures.

  NOTE 5--PROPERTY AND EQUIPMENT

  Property and equipment, including assets under capital lease, consists of the following:

                                                                         December 31,            December 31,
                                                                             1999                    1998
                                                                     --------------------     ------------------
                                                                                    (in thousands)
  Network infrastructure  ........................................           $ 34,340                $28,000
  Telecommunications equipment  ..................................             42,544                 18,480
  Building and improvements  .....................................                922                  1,092
  Furniture, office equipment and other  .........................             34,979                  6,129
  Leasehold improvements  ........................................              1,551                    726
  Construction in process  .......................................             21,887                 11,217
                                                                             --------                -------
                                                                              136,223                 65,644
  Accumulated depreciation  ......................................            (13,062)                (4,397)
                                                                             --------                -------
                                                                             $123,161                $61,247
                                                                             ========                =======

  The following is a summary of property and equipment acquired under capital leases, included in the above:

                                                                        December 31,             December 31,
                                                                            1999                     1998
                                                                     --------------------     -------------------
                                                                                   (in thousands)
  Network infrastructure (Note 7)  ..................................        $  6,000                $  6,000
  Telecommunications equipment  .....................................             625                     219
  Building and improvements  ........................................             321                     321
  Furniture, office equipment and other  ............................             350                     470
                                                                             --------                --------
                                                                                7,296                   7,010
  Accumulated depreciation  .........................................            (240)                   (706)
                                                                             --------                --------
                                                                             $  7,056                $  6,304
                                                                             ========                ========

  During the year ended December 31, 1999, the three months ended December 31, 1998 and the year ended September 30, 1998 the Company capitalized approximately $843,000, $333,000 and $450,000 respectively, in interest costs associated with the development of the Company's data centers and communications networks. The Company did not capitalize any interest costs during the year ended September 30, 1997. Depreciation expense was $10.6 million, $1.4 million, $2.4 million and $421,000 for the year ended December 31, 1999, the three months ended December 31, 1998 and the years ended September 30, 1998 and 1997, respectively.

NOTE 6--DEBT

  Long-term debt consists of the following:

                                                                                December 31,             December 31,
                                                                                   1999                     1998
                                                                                -------------            ------------
                                                                                       (in thousands)
   13% Senior Notes, net of unamortized discount
        totaling $176.0 million at December 31, 1999
        and $212.1 million at December 31, 1998............................     $     293,962            $    257,919
   9.03% term loan secured by certain assets;
        monthly installments of principal and interest
        payable through July 2002  ........................................                96                     129
   14% unsecured term note with a vendor  .................................                --                     150
   Other  .................................................................                63                      12
                                                                                -------------            ------------
                                                                                      294,121                 258,210
   Less current portion  ..................................................               (87)                    (75)
                                                                                -------------            ------------
                                                                                $     294,034            $    258,135
                                                                                =============            ============

  Aggregate principal maturities of long-term debt are as follows:

                                                              (in thousands)
                                                              --------------
   2000  ....................................................      $      87
   2001  ....................................................             46
   2002  ....................................................             26
   2003  ....................................................            ---
   2004  ....................................................            ---
   Thereafter  ..............................................        470,000
                                                                   ---------
                                                                     470,159
   Less unamortized discount on the 13% Senior Notes  .......       (176,038)
                                                                   ---------
                                                                   $ 294,121
                                                                   =========

Senior Notes

  On April 13, 1998, the Company completed an offering of debt securities pursuant to Rule 144A under the Securities Act of 1933, as amended, for gross proceeds of $250.2 million (the "Senior Notes Debt Offering"). In the Senior Notes Debt Offering, the Company sold 470,000 units consisting of 13% Senior Discount Notes due 2008 (the "Senior Notes") and warrants to purchase an aggregate of 3,713,094 shares of the Company's Series B common stock (Note 12). The Company allocated $235.2 million of the proceeds to the Senior Notes and $15.0 million to the warrants, representing their estimated fair value at the date of issuance as determined via an independent valuation.

  The Senior Notes will accrete in value through April 15, 2008 at a rate of 13% per annum, compounded semi-annually, at which time $470.0 million in aggregate principal amount at maturity will be outstanding. Cash interest will neither accrue nor be payable prior to April 15, 2003. Thereafter, cash interest on the Senior Notes will accrue and will be payable semi-annually in arrears on each April 15 and October 15, commencing October 15, 2003, at a rate of 13% per annum. The Company is not required to make mandatory redemption or sinking fund payments with respect to the Senior Notes prior to maturity. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2003, at a premium declining to par on April 15, 2006, plus accrued and unpaid interest through the date of redemption. In the event of a change in control, as defined in the indenture governing the Senior Notes, the holders of the Senior Notes will have the right to require the Company to purchase their Senior Notes in an amount equal to 101% of the aggregate principal amount at maturity or accreted value thereof, as applicable, plus accrued and unpaid interest to the date of purchase.

  The indenture pursuant to which the Senior Notes are issued contains certain covenants which, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, issue stock in subsidiaries, pay dividends or make other distributions, engage in sale and leaseback transactions, create certain liens, enter into certain transactions with affiliates, sell assets of the Company and its subsidiaries, and enter into certain mergers and consolidations. The Company was in compliance with such covenants at December 31, 1999 and 1998.

Revolving Credit Facility

  On September 16, 1997, the Company entered into a five-year $23.0 million revolving credit facility (the "Credit Facility") with a syndicate of lenders (the "Lenders") to provide financing for the construction of telecommunication networks and for general working capital purposes. The Company terminated this facility April 13, 1998, concurrent with the closing of the Senior Notes Debt Offering, and paid the Lenders a $1.0 million termination fee pursuant to the terms thereof. The Company recorded an extraordinary loss of $4.7 million associated with such debt extinguishment, which loss is inclusive of the aforementioned termination fee and the write-off of unamortized debt discount and deferred financing costs associated with the Credit Facility.

Short-term Bridge Notes

  On August 29, 1997, the Company obtained a $1.0 million, 18% per annum, short-term bridge loan with an institutional lender which was due on October 15, 1997. On September 17, 1997, the Company repaid $500,000 of the outstanding principal balance, plus accrued interest thereon, and extended the maturity date of the remaining principal balance of $500,000 to March 16, 1998 through the consummation of a new loan agreement with the lender. Simultaneous to the execution of the new loan agreement on September 17, 1997, which was considered to be a substantial modification of the original loan agreement which it superseded, the Company recognized an extraordinary charge on debt extinguishment totaling $105,000. The extraordinary charge consisted of the write-off of unamortized debt discount and deferred financing costs associated with the original bridge loan. The remaining $500,000 bridge loan balance was repaid during January 1998.

NOTE 7--COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments

  The Company leases its office space, certain network access facilities and fiber transport and automobiles under noncancelable operating lease arrangements which expire on varying dates through March 2014. Rent payments under noncancelable operating leases totaled $2.9 million, $393,000, $549,000 and $361,000 during the year ended December 31, 1999, the three months ended December 31, 1998 and the years ended September 30, 1998 and 1997, respectively.

  The Company has procured certain of its property and equipment, including its Anaheim network central office switching facility, through capital leases that expire through October 2006. Additionally, the Company has accounted for certain agreements with the City of Anaheim, as more fully described below and which extend through January 2027, as both capital leases and executory contracts in the accompanying financial statements.

  Listed below are the future minimum payments under capital leases (inclusive of the minimum payments allocated from the agreements with the City of Anaheim) and noncancelable operating leases for each of the years ending December 31,

                                                      Capital         Operating
                                                      Leases            Leases
                                                 -------------------------------
                                                            (in thousands)
   2000  .......................................     $  1,820          $ 6,391
   2001  .......................................        1,543            6,560
   2002  .......................................        1,352            5,343
   2003  .......................................        1,346            4,182
   2004  .......................................        1,349            3,770
   Thereafter  .................................       28,570           17,201
                                                     --------          -------
   Total minimum lease payments  ...............       35,980          $43,447
                                                                       =======
   Amount representing interest  ...............      (27,896)
                                                     --------
   Present value of minimum lease payments  ....     $  8,084
                                                     ========


Commitments Relating to Agreements with the City of Anaheim

  During February 1997, the Company and its wholly owned subsidiary FirstWorld Anaheim ("FWA") entered into a 30-year Universal Telecommunications System Participation Agreement (the "UTS Agreement") with the City of Anaheim, California (the "City"), under which FWA agreed to design, construct and operate a fiber-optic telecommunications network in cooperation with the City. The UTS Agreement provides for FWA to pay to the City (i) an annual payment in lieu of a franchise fee based on a percentage of FWA's "adjusted gross revenues," as defined, related to the Anaheim network, subject to a minimum annual payment of $1.0 million for periods after June 30, 1999 through the term of the agreement;
(ii) a percentage of FWA's "net revenues," as defined, derived from the Anaheim network; (iii) certain of the City's annual operating costs associated with the UTS Agreement, not to exceed $175,000 per year prior to the commencement of the third phase of the Anaheim network (as described below), and not to exceed $350,000 per year thereafter, subject to inflationary adjustments; and (iv) $20,000 per year to support the City's presence on the Internet, subject to inflationary adjustments. The UTS Agreement also requires the Company to deposit an amount equal to up to 15% of "net revenues" derived from the Anaheim network, as defined, to fund and maintain a $6.0 million reserve account for debt service and capital improvements. As of December 31, 1999, no amounts have been deposited into such reserve account, as "net revenues" have not yet been generated from the Anaheim network. Pursuant to the UTS Agreement, the City has been granted an irrevocable option to purchase all of the issued and outstanding stock of FWA at anytime after July 1, 2012 for its then current appraised fair value, the determination of which is to be derived by qualified independent appraisers selected by both the Company and the City, as more specifically defined within the UTS Agreement. Any sale or issuance of FWA stock can only be made if such sale or issuance is expressly made subject to the City's purchase option. Moreover, any sale of the Anaheim network or other sale of substantially all of FWA's assets can only be made if the City is equitably compensated for the loss of its future income stream under the UTS Agreement or the buyer expressly assumes the obligations of FWA under the UTS Agreement.

  Simultaneous to the execution of the UTS Agreement, FWA entered into a 30-year Agreement for Use of Operating Property (the "Operating Property Agreement") with the City under which FWA has been granted the exclusive right to lease 60 of 96 fiber strands contained in an approximate 50 mile loop of fiber optic cable owned by the City, together with related facilities and rights. Under the terms of the Operating Property Agreement, the Company is obligated to make quarterly payments to the City of approximately $114,000. In addition, the Company is obligated to pay its pro rata share (62.5%) of the costs associated with operating and maintaining the leased property, including maintenance expenses, taxes, insurance premiums and pole usage fees. FWA has the right to assign its rights under the Operating Property Agreement, but will not be released from liability unless the City expressly consents. FWA also has the right to encumber its interest in the leased property.

  Although the Company considers the Operating Property Agreement to be a capital lease and the UTS Agreement to be an executory contract, certain of the minimum payments prescribed by the UTS Agreement have been accounted for as additional minimum capital lease payments. The Operating Property Agreement and the UTS Agreement were bid, negotiated and consummated simultaneously with each other. In addition, both agreements have identical 30-year terms and include certain cross-default provisions. Moreover, the Operating Property Agreement contains payment terms which are below the fair value of the benefits conferred by such agreement; whereas, the UTS Agreement contains payment terms which are above the fair value of the benefits conferred by such agreement. Accordingly, the Company has allocated the collective payments prescribed by the agreements between the two contracts based upon the estimated fair value of the benefits the Company receives under each of the two agreements. Future minimum payments prescribed by the UTS Agreement and not allocated to the capital lease are as follows:

                                                      (in thousands)
                                                     ----------------
   2000  ........................................       $      373
   2001  ........................................              373
   2002  ........................................              373
   2003  ........................................              373
   2004  ........................................              373
   Thereafter  ..................................            8,491
                                                        ----------
                                                        $   10,356
                                                        ==========

  The UTS Agreement also sets forth requirements for the completion of network design and the commencement of network construction related to certain phases of the citywide network. The first phase, which extended service to identified municipal facilities, was substantially completed in October 1997. The second phase extended the network to allow service to be provided within six months following execution of a customer service agreement to commercial, industrial and governmental customers within certain defined service areas. It is the Company's position that the second phase was substantially completed by December 1998. The City initially rejected the Company's position regarding completion of the second phase and is conducting an independent analysis of the completion. In the event that FWA did not meet the specified performance deadlines related to completion of the first and second phases of the Anaheim network, the City could elect to either terminate the Operating Property Agreement if FWA agreed to return the leased fiber, or to immediately exercise its option to purchase all of the issued and outstanding stock of FWA under the same option terms, as defined within the UTS Agreement, which otherwise would not become effective until after July 1, 2012. Any termination of the Operating Property Agreement would have a material adverse effect on the Company's business, financial condition and results of operations.

  Under the UTS Agreement, the third phase of the Anaheim network would allow service to be extended, within six months of a customer service agreement, to all customers within the city, including residential customers. The third phase will be commenced only after a feasibility study for the third phase, prepared by an independent consultant, validates the business plan for the third phase and financing is arranged. The UTS Agreement provides for an initial feasibility study with respect to the third phase to be completed no later than January 1, 2000, and thereafter for FWA to commission annual studies to determine whether the business plan for the third phase can be validated. The City has approved the consultant selected by the Company to prepare the feasibility study. The delivery of the study will occur after January 1, 2000. The UTS Agreement provides for 180 days to cure any potential default and the Company believes it could cure any potential default within the applicable cure period. If the Company determines not to proceed with the development of the third phase of the Anaheim network, or if for any reason the principal financing for the third phase is not funded, or construction of the third phase is not commenced by December 31, 2002, then the City may pursue development of the third phase on its own.

     The Company commenced operation of a demonstration center in the City's downtown area in May 1999. Although the Company believes it is in compliance with its obligations with respect to the demonstration center, the City has asserted its belief that the Company is not satisfying such obligations. See
Note 14--Legal Proceedings for a discussion of the legal proceeding between the City and FWA and the Company.

     Pursuant to a Development Fee Arrangement dated simultaneous to the aforementioned City agreements, for a period of five years, commencing with the earlier to occur of the closing of the financing for or the commencement of construction of the first Additional Network (as defined below), the Company must pay to the City a lump sum development fee for each Additional Network which the Company develops ($300,000 for each Additional Network financed in the first year; $200,000 for each Additional Network financed in the second year; and $100,000 for each Additional Network financed in the third, fourth and fifth years, which amounts must be paid within thirty days following the closing of the principal financing for an Additional Network or the commencement of construction of such Additional Network, whichever occurs first). "Additional Network" means (a) any expansion of the Anaheim network into one or more adjacent or nearby cities where FWA enters into a revenue sharing agreement with any such city, and (b) any separate communications system developed by any other subsidiary of the Company that holds a Certificate of Public Convenience and Necessity issued by the Public Utilities Commission and enters into a revenue sharing agreement with one or more public entities. See Note 14--Legal Proceedings for a discussion of the legal proceeding between the City and FWA and the Company.

Commitments Relating to Agreements with the Irvine Company

     On March 5, 1998, FirstWorld Orange Coast ("FWOC"), a wholly owned subsidiary of the Company, and The Irvine Company entered into two agreements regarding FWOC's development of a network to serve certain areas that have been or are planned to be developed by The Irvine Company (the "Irvine Network"). The Company has guaranteed the payment obligations of FWOC under each of such agreements.

  Pursuant to an Agreement for Lease of Telecommunications Conduit dated as of March 5, 1998 (the "Conduit Lease"), FWOC leases from The Irvine Company space within two underground telecommunications tubes (the "Conduit"), and, in connection therewith, has received the non-exclusive right to use undivided space within the pull boxes serving such Conduit (collectively, the "Leased Premises"). The Conduit Lease applies to (i) an existing Conduit system within certain already-developed areas in the Irvine Spectrum and (ii) Conduit to be constructed in the future in the as yet undeveloped areas of the Irvine Spectrum. The Irvine Company may also install Conduit in other areas it may develop in the cities of Irvine, Newport Beach and Tustin, and in unincorporated areas of Orange County, and such areas may in the future be incorporated into the Conduit Lease upon the mutual agreement of the parties (the "Additional Areas"). The term of the Conduit Lease runs through December 31, 2027.

  The Conduit Lease obligates FWOC to install fiber optic cable (the "Cable") in the Conduit pursuant to a phasing plan. A phase is completed when sufficient Cable has been installed to enable FWOC to connect and provide service (for that portion of the Irvine Network) to property abutting the Conduit. Upon termination of the agreement, The Irvine Company will own the Cable. If FWOC fails to complete installation of the required Cable within 18 months following March 5, 1998, The Irvine Company may, until such installation is completed, terminate the Conduit Lease. The Company is currently verifying the completion of the required installation.

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

  Concurrently with the execution of the Conduit Lease, FWOC and The Irvine Company executed a Telecommunications System License Agreement (the "License Agreement") which provides FWOC, with some exceptions, with the right and obligation to provide telecommunications services to (i) the 106 buildings currently owned by The Irvine Company in the Irvine Spectrum area, (ii) commercial, industrial and retail buildings in the future owned by The Irvine Company in the Irvine Spectrum, and (iii) under certain circumstances in The Irvine Company's discretion, similar buildings located in the Additional Areas and other locations in California.

  The License Agreement requires FWOC to pay The Irvine Company a license fee each calendar quarter, subject to an annual consumer price index ("CPI") increase that will not be less than 2% or greater than 6%. The base license fee was initially $62,500 for the buildings owned by Irvine in the Irvine Spectrum area at the time that the License Agreement was consummated. Pursuant to the License Agreement, such fee is increased or decreased over its term based on the rentable square footage of the buildings that are from time to time subject to the License Agreement. Such fee totaled approximately $103,000 and $88,000 per calendar quarter as of December 31, 1999 and 1998, respectively. Future minimum payments prescribed by the License Agreement, based upon this current fee and assuming a 2% per annum upward CPI adjustment over its term, are as follows:

                                                 (in thousands)
                                                ----------------
   2000  ......................................     $   420
   2001  ......................................         429
   2002  ......................................         437
   2003  ......................................         446
   2004  ......................................         455
   Thereafter  ................................      13,383
                                                    -------
                                                    $15,570
                                                    =======

  The License Agreement provides FWOC with the right to install, maintain, operate, replace and remove Cable and associated communications equipment (the "Equipment") in, as well as access rights to, such buildings, subject to the rights of The Irvine Company's tenants and to reasonable requirements and procedures imposed by The Irvine Company. Except with respect to buildings that are leased to a single tenant, The Irvine Company is required to provide FWOC with a reasonable amount of equipment room space in each building, sufficient to enable FWOC to install Cable and Equipment and deliver services. FWOC's rights to a building are non-exclusive, meaning that The Irvine Company can grant similar licenses to other service providers. Although all the Cable becomes the property of The Irvine Company upon termination of the License Agreement, FWOC has the right to remove and retain ownership of the Equipment, subject to The Irvine Company's election to purchase the Equipment at a price to be negotiated by the parties.

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

Employment Agreements

     The Company has entered into employment agreements with key executive officers, including its Chief Executive Officer ("CEO"). In general, the employment agreements for the key officers ("Key Officers"), other than the CEO, provide for annual salaries and eligibility for a bonus based on a certain percentage of each Key Officers' annual salary. In certain instances the employment agreements also provide for cash payments of up to $500,000 to compensate an executive for certain benefits that would have been received from previous employers. In addition, under these employment agreements, options to acquire a certain number of shares of the Company's Series B common stock are typically granted to the executive. If the Company terminates any Key Officers' employment during the term of his employment agreement without cause or the executive terminates employment for good reason the executive would generally be entitled to receive a severance payment. During 1999, the Company paid key officers $1.0 million in compensation under these agreements and is committed to pay $687,000 for the year ended December 31, 2000. However, actual amounts paid during 2000 will likely be higher as each key officer is eligible to receive a bonus as determined under The Bonus Program (see Note 13 - Employee Benefit Plans).

     On September 28, 1998, the Company entered into an Employment Agreement, as amended May 20, 1999, (the "Employment Agreement") pursuant to which the Company retained the services of a new President and CEO effective October 1, 1998 (the "Commencement Date"). The Employment Agreement has a three-year term ending on the close of business on September 30, 2001, and thereafter will renew for one year periods unless terminated earlier by either party, and provides an initial annual base salary of $200,000 per annum. Additionally, the Employment Agreement granted the CEO an Equalization Payment (as defined within the Employment Agreement) in the amount of $4.0 million, payable in three separate installments. The first $2.0 million installment and the second $1.0 million installment became due and were paid in cash on October 1, 1998 and October 1, 1999, respectively, while the third $1.0 million installment is due and payable on October 1, 2000. The CEO must be employed by the Company on the date that the third installment becomes due to be eligible to receive the payment unless the Company terminates the CEO's employment other than for cause or the CEO terminates his own employment for good reason (as defined in the Employment Agreement) prior to the installment date. In addition, the CEO may elect to receive all or any portion of the third installment payment in the form of the Company's Series B common stock. If the CEO elects to receive any of the third installment payment in Series B common stock, such stock shall be valued at $7.50 per share.

     The Employment Agreement stipulates that the CEO will also be eligible for the following performance-based bonuses: (i) if the Company consummates a Qualified Initial Public Offering (as defined in the Employment Agreement) with a price of at least $10.00 per share (subject to adjustment as set forth in the Employment Agreement) before April 1, 2000, the Company will pay the CEO a $1.0 million cash bonus; (ii) if the Company consummates a Qualified Initial Public Offering with a price of at least $10.00 per share (subject to adjustment as set forth in the Employment Agreement) before April 1, 2000, the Company will be obligated to pay the CEO a $4.2 million cash bonus on September 30, 2001 (unless otherwise accelerated as described in the Employment Agreement); (iii) if the Company consummates a Qualified Initial Public Offering with a price of at least $12.50 per share (subject to adjustment as set forth in the Employment Agreement) before October 1, 2000, the Company will be obligated to pay the CEO an $8.4 million cash bonus on September 30, 2001 (unless otherwise accelerated as described in the Employment Agreement); provided that if the CEO earns the payment described in this clause (iii) he will not be entitled to receive the payment described in clause (ii) above; and (iv) if the Company has a market capitalization of at least $1.2 billion (as adjusted as described in the Employment Agreement) for a period of 20 consecutive trading days before October 1, 2001, the Company will be obligated to pay the CEO a cash payment equal to $16.8 million minus any amounts he receives pursuant to clause (ii) or (iii) above on September 30, 2001 (unless otherwise accelerated as described in the Employment Agreement).

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

Other Commitments

  The Company is party to a three year contract commencing July 7, 1999 with a long distance carrier pursuant to which the Company is committed to minimum service fees. Such minimum fees aggregate $1.7 million, $2.8 million and $1.8 million during the years ending December 31, 2000, 2001 and 2002, respectively.

  The Company entered into separate management consulting service agreements with two significant shareholders (or affiliates thereof) whereby such parties will provide general management consulting services to the Company for a period of three years commencing January 1, 1998. Pursuant to such agreements, as amended, the Company is required to pay to the related parties aggregate consulting fees totaling $1.0 million per annum. Related party consulting fees recorded by the Company as part of selling, general and administrative expenses during the year ended December 31, 1999, the three months ended December 31, 1998 and the year ended September 30, 1998 totaled $1.0 million, $250,000 and $840,000, respectively. Future minimum consulting fees under these agreements aggregate $1.0 million for year 2000.

  The Company is party to an arrangement with the owner of a retail development located in Orange County, California, whereby it is required to remit to the owner of such development a percentage of "adjusted gross revenues", as defined, derived from serving tenant customers located within such development.

NOTE 8--FINANCIAL INSTRUMENTS

  The estimated fair values of the Company's financial instruments have been determined by the Company using available market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus the estimates provided herein are not necessarily indicative of the amount that the Company could realize upon the sale or refinancing of such financial instruments. Carrying value for cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximates fair value due to their short-term nature. At December 31, 1999, the fair value and the carrying value of the long-term debt, net of discount, was approximately $314.9 million and $294.1 million, respectively. The fair value of the long-term debt represents the amount at which the instrument could be exchanged in a current arms-length transaction.

NOTE 9--MAJOR CUSTOMER

  Revenue earned from one contract with a variety of the State of Oregon governmental agencies amounted to approximately $8.3 million (15%) and $1.6 million (53%), of total revenue for the year ended December 31, 1999 and the three months ended December 31, 1998, respectively. This revenue is part of the Company's web integration segment. Also, approximately $1.1 million and $1.6 million included in accounts receivable is related to this contract as of December 31, 1999 and 1998, respectively.

NOTE 10--INCOME TAXES

  Deferred tax assets (liabilities) are comprised of the following:

                                                                  December 31,             December 31,
                                                                      1999                     1998
                                                              --------------------     ---------------------
                                                                              (in thousands)
Current:
  Accrued liabilities  ......................................   $        1,576              $      319
Non-current:
  Net operating loss carryforwards  .........................           40,795                  15,251
  Interest   ................................................           19,855                   7,788
  Depreciation and amortization  ............................           (7,157)                 (2,236)
                                                                --------------              ----------
                                                                        55,069                  21,122
  Valuation allowance  ......................................          (55,069)                (21,122)
                                                                --------------              ----------
  Deferred tax assets (liabilities), net  ...................   $           --              $       --
                                                                ==============              ==========

  Based upon the Company's lack of prior earnings history and evaluation of other available evidence, management has recorded a full valuation allowance against the benefit of deferred tax assets.

     As of December 31, 1999, the Company has federal and state net operating loss carryforwards of approximately $113.5 million and $74.1 million, respectively. Federal losses expire beginning in 2008 and state losses expire beginning in 2000. As a result of a change in ownership, as defined in the Internal Revenue Code, which occurred on December 31, 1997, the Company's utilization of approximately $13.0 million of the net operating loss carryforwards is subject to an annual limitation of approximately $878,000 for both federal and state tax purposes. If the Company is able to recognize certain built-in gains in the future the annual utilization rate of the net operation losses would be increased. If the Company were to realize certain built-in losses they would be subject to the annual utilization limitation when recognized. Additional changes in the Company's equity may further limit the utilization of net operating losses.

     A reconciliation of the income tax benefit computed using the U.S. federal statutory rate and the Company's effective tax rate follows:



                                                                    Three Months                      Year Ended
                                              Year Ended               Ended           -----------------------------------------
                                             December 31,           December 31,         September 30,          September 30,
                                                 1999                   1998                  1998                   1997
                                           ----------------      -----------------     -----------------     -------------------
                                                                              (in thousands)
Computed expected federal tax benefit...          $(37,316)               $(6,028)             $(11,341)                $(3,248)
State income taxes, net of federal                  (2,629)                  (591)               (1,069)                    161
 benefit................................
Increase in valuation allowance.........            33,947                  6,121                10,306                   2,427
Section 382 net operating loss
 limitations............................                --                     --                 1,457                     557
Permanent differences ..................             6,887                    521                   693                       5
Net operating loss carryforwards from
 subsidiaries...........................              (277)                  (113)                   --                      --
Deferred tax rate change to 35%.........              (648)                    --                    --                      --
Other...................................                36                     90                   (46)                     98
                                                  --------                -------              --------                 -------
                                                  $     --                $    --              $     --                 $    --
                                                  ========                =======              ========                 =======

NOTE 11 - BUSINESS SEGMENTS

   The Company operates in the United States of America and conducts transactions through three primary segments: Internet/Data, Web Integration and Other. Senior management evaluates and makes operating decisions about each of these operating segments. The Company does not report assets by business segment and, therefore, asset information is not presented by segment. Inter-segment revenues were not material for any period presented.

   The Company's Internet/Data segment represents the operations of Slip.Net, Sirius, Hypercon, Internet Express, inQuo, Transport Logic and Intelenet. The primary operations of these entities include high-speed Internet access, dedicated access, data center co-location and related equipment sales. The Web integration segment primarily represents Optec's operations and includes activities related to network consulting, design, integration and equipment sales. The selling, general and administrative expenses shown for the Internet/Data and Web Integration segments represent direct costs associated with the segment. These costs include, among other things, office rent, certain sales and support staff housed in the various locations.

   The Other segment includes transactions primarily associated with the Company's operations in Southern California and its corporate headquarters. The Other segment also includes all eliminating intercompany transactions. Direct and indirect costs incurred by the corporate headquarters are not allocated among the business segments. Accordingly, selling, general and administrative expense presented for the Other segment includes, among other items, costs related to selling, marketing, customer care, provisioning, billing and collections, information technology, general management and overhead and other administrative expenses.



                                                            Internet/           Web
             Year Ended December 31, 1999                      Data         Integration         Other       Total
----------------------------------------------------------  ----------    ---------------    ----------   ----------
                                                                                 (in thousands)
Revenue
 Internet services........................................  $   19,040     $           ---   $    2,206   $   21,246
 Web integration and consulting services..................         ---              26,297        2,215       28,512
 Telephony................................................         ---                 ---        4,738        4,738
                                                            ----------     ---------------   ----------   ----------
  Total revenue...........................................      19,040              26,297        9,159       54,496
Gross margin..............................................      10,676               5,008         (794)      14,890
Selling, general and administrative.......................      13,308               6,061       47,759       67,128
Deprecation and amortization..............................         ---                 ---       23,411       23,411
Interest income...........................................         ---                 ---        6,960        6,960
Interest expense..........................................         104                 ---       37,824       37,928
                                                            ----------     ---------------   ----------   ----------
Net loss..................................................  $   (2,736)    $        (1,053)  $ (102,828)  $ (106,617)
                                                            ==========     ===============   ==========   ==========

                    Three Months                            Internet/           Web
               Ended December 31, 1998                         Data         Integration         Other       Total
----------------------------------------------------------  ----------    ---------------    ----------   ----------
                                                                                (in thousands)
Revenue...................................................
 Internet services........................................  $      ---     $           ---   $      123   $      123
 Web integration and consulting services..................         ---               2,157          128        2,285
 Telephony................................................         ---                 ---          565          565
                                                            ----------     ---------------   ----------   ----------
  Total revenue...........................................         ---               2,157          816        2,973
Gross margin..............................................         ---                 327          (61)         266
Selling, general and administrative.......................         ---                 559       10,253       10,812
Deprecation and amortization..............................         ---                  56        1,756        1,812
Interest income...........................................         ---                 ---        3,227        3,227
Interest expense..........................................         ---                   1        8,599        8,600
                                                            ----------     ---------------   ----------   ----------
Net loss..................................................  $      ---     $          (289)  $  (17,442)  $ (17,731)
                                                            ==========     ===============   ==========   =========

   Prior to November 24, 1998, when the Company purchased Optec, all of the operations were located in Southern California, with the primary focus on the telephony business. Accordingly, the Company operated in only one segment prior to that date.

NOTE 12--WARRANTS

  The following table summarizes information about non-employee warrants outstanding at December 31, 1999:

                                                                   Outstanding and Exercisable
                                                     --------------------------------------------------------
                                                          Number as of                  Weighted-Average
Exercise Prices                                           December 31,               Remaining Contractual
---------------                                               1999                        Life (years)
                                                     -----------------------       --------------------------
    $  .01.........................................                3,713,094                  8.3
    $  .50.........................................                   29,000                  2.1
    $  1.80........................................                2,110,140                  2.1
    $  3.00........................................               17,601,830                  5.0
    $  3.53........................................                  736,564                  2.1
    $  3.83........................................                  470,092                  4.3
    $  5.00........................................                  253,118                  2.2
    $  6.00........................................                  134,689                  2.8
                                                                  ----------
                                                                  25,048,527                  6.4
                                                                  ==========

  The fair value of the warrants discussed below were determined at their time of grant via application of the Black-Scholes option pricing model, and with respect to those warrants issued in connection with the Senior Notes Debt Offering, based on an independent valuation.

  $.01 Warrants

  In connection with the Senior Notes Debt Offering, which was consummated on April 13, 1998, the Company issued to the initial purchasers of the Senior Notes warrants to purchase 3,713,094 shares of Series B common stock at an exercise price of $0.01 per share. As of December 31, 1999, such warrants are currently exercisable and expire on April 15, 2008. Such warrants contain customary adjustments to protect against dilution, as well as certain additional anti-dilutive adjustments as defined in the warrant agreement. As of December 31, 1999, all of these warrants remain outstanding.

     $.50 Warrants

     During January 1997, the Company issued to certain legal service providers warrants to purchase 19,000 shares of common stock at an exercise price of $.50. Such warrants have terms of five years and contain customary adjustments to protect against dilution. As a result of the equity recapitalization which occurred on December 30, 1997, these warrants are currently exercisable into shares of Series B common stock. As of December 31, 1999, all of these warrants remain outstanding.

     In connection with the private placement of Series C preferred stock referred to above, during January 1997 the Company also issued to certain financial advisors warrants to purchase 15,000 shares of common stock at an exercise price of $.50, which have terms of five years and contain customary adjustments to protect against dilution. During March 1997, 5,000 of the $.50 warrants were exercised for proceeds totaling $2,500. As a result of the equity recapitalization which occurred on December 30, 1997, the remaining outstanding warrants are currently exercisable into shares of Series B common stock. As of December 31, 1999, all of the remaining warrants remain outstanding.

     $1.80 Warrants

     During January 1997, the Company issued a warrant for the purchase of 800,000 shares of common stock to the Sturm Entities for cash proceeds totaling $200,000, which warrant has a term of five years. As issued, the original warrant agreement contained a complex anti-dilution provision pursuant to which the number of underlying common shares and exercise price per common share would have been adjusted based upon the occurrence of certain future events, as defined in the warrant agreement. On December 30, 1997, the warrant agreement was amended whereby the number of shares purchasable under the warrant was set at 2,110,140 shares of Series B common stock with an exercise price of $1.80 per share. This warrant, as amended, remains subject to certain customary adjustments to protect against dilution. As of December 31, 1999, no shares have been issued pursuant to this warrant.

     $3.00 Warrants

     In connection with the April 13, 1998 private placement of Series B common stock, the Company issued warrants for the purchase of 6,666,666 shares of Series B common stock to the investors therein. Such warrants were issued with an exercise price of $3.00 per share, contain customary adjustments to protect against dilution, and may be exercised at any time prior to the first to occur of (i) April 13, 2005; (ii) the merger of the Company with or into another entity in which the shareholders of the Company immediately prior to the merger own less than 50% of the voting securities of the surviving entity immediately following the merger; and (iii) the sale by the Company of all or substantially all of its assets. As of December 31, 1999, all of these warrants remain outstanding.

     In connection with the December 30, 1997 private placement of Series A common stock, the Company issued warrants for the purchase of 10,135,164 shares of Series B common stock to the investors therein. Such warrants were issued with an exercise price of $3.00 per share, contain customary adjustments to protect against dilution, and may be exercised at any time prior to the first to occur of (i) December 30, 2004; (ii) the merger of the Company with or into another entity in which the shareholders of the Company immediately prior to the merger own less than 50% of the voting securities of the surviving entity immediately following the merger; and (iii) the sale by the Company of all or substantially all of its assets. As of December 31, 1999, all of these warrants remain outstanding. Effective February 10, 2000, concurrent with the sale of warrants by ENA and an affiliate of Enron Communications to a third party (Note
1), certain restrictions were put in place with respect to the exercise of a warrant to purchase approximately 375,000 shares, such that the warrant cannot be exercised prior to the earlier of sixty-one days following the close of an initial public offering, or February 15, 2001.

     During January 1997, the Company issued to a lender warrants to purchase 800,000 shares of common stock. Such warrants were issued with an exercise price of $6.00 per share, a term of five years, and contain customary adjustments to protect against dilution, as well as certain additional anti-dilutive adjustments as defined in the warrant agreement. As a result of the capital transaction and the equity recapitalization which occurred on December

30, 1997, these warrants are currently exercisable into 800,000 shares of Series B common stock at an exercise price of $3.00 per share. As of December 31, 1999, all of these warrants remain outstanding. During February 2000, the Company received notice from such lender that they intend to exercise these warrants.

     $3.53 Warrants

     In connection with a private placement of Series C preferred stock in January 1997, the Company issued warrants for the purchase of 520,000 shares of common stock to the investors. Such warrants were issued with an exercise price of $5.00 per share, a term of five years, and contain customary adjustments to protect against dilution, as well as certain additional anti-dilutive adjustments as defined in the warrant agreements. As a result of the capital transactions which occurred on December 30, 1997 and April 13, 1998, such warrants are currently exercisable into 736,564 shares of Series B common stock at an exercise price of $3.53 per share. As of December 31, 1999, all of these warrants remain outstanding.

     $3.83 Warrants

     During August 1997, the Company issued a lender warrants to purchase 300,000 shares of common stock. Such warrants were issued with an exercise price of $6.00 per share, a term of seven years, and contain customary adjustments to protect against dilution, as well as certain additional anti-dilutive adjustments as defined in the warrant agreements. As a result of the capital transaction and the equity recapitalization which occurred on December 30, 1997 and the capital transaction occurring on April 13, 1998, such warrants are currently exercisable into 470,092 shares of Series B common stock at an exercise price of $3.83 per share. As of December 31, 1999, all of these warrants remain outstanding. On February 3, 2000, all such warrants were exercised and accordingly, the Company received $1.8 million in cash.

     $5.00 Warrants

     In connection with the private placement of Series A common stock referred to above, the Company also issued to certain financial advisors warrants to purchase 30,000 shares of Series B common stock at an exercise price of $5.00, all of which have terms of five years and contain customary adjustments to protect against dilution. As of December 31, 1999, all of these warrants remain outstanding.

     During January 1997, the Company issued to certain legal service providers warrants to purchase 5,000 shares of common stock at an exercise price of $5.00. Such warrants have terms of five years and contain customary adjustments to protect against dilution. As a result of the equity recapitalization which occurred on December 30, 1997, these warrants are currently exercisable into shares of Series B common stock. As of December 31, 1999, all of these warrants remain outstanding.

     In connection with the private placement of Series C preferred stock referred to above, during January 1997 the Company also issued to certain financial advisors warrants to purchase 218,118 shares of common stock at an exercise price of $5.00, which have terms of five years and contain customary adjustments to protect against dilution. As a result of the equity recapitalization which occurred on December 30, 1997, the outstanding warrants are currently exercisable into shares of Series B common stock. As of December 31, 1999, all of the remaining warrants remain outstanding.

     $6.00 Warrants

     In connection with the private placement of Series A common stock referred to above, the Company also issued to certain financial advisors warrants to purchase 17,500 shares of Series B common stock at an exercise price of $6.00, all of which have terms of five years and contain customary adjustments to protect against dilution. As of December 31, 1999, all of these warrants remain outstanding.

     During January 1997, the Company issued warrants to purchase 83,400 shares of common stock to certain financial advisors, which warrants have an exercise price of $6.00 and a term of five years. As a result of the equity recapitalization which occurred on December 30, 1997, these warrants are currently exercisable into shares of Series B common stock. As of December 31, 1999, all of these warrants remain outstanding.

     During July 1997, warrants to purchase 33,789 shares of common stock were issued to the note holders. Such warrants, which expire in July 2002, have an exercise price of $6.00 per share and contain customary adjustments to protect against dilution. As a result of the equity recapitalization which occurred on December 30, 1997, these warrants are currently exercisable into shares of Series B common stock. As of December 31, 1999, all of these warrants remain outstanding.

     Warrants - Other

     As a result of the equity recapitalization which occurred on December 30, 1997, outstanding warrants to purchase 139,494 shares of Series B preferred stock and 122,828 and 16,666 warrants issued during April 1994 and July 1994, respectively, have been exercised into shares of Series B common stock. During the year ended December 31, 1999, 109,495 shares of Series B common stock were issued pursuant to warrants exercised for total proceeds of $152,000, and 29,999 warrants expired.

NOTE 13--EMPLOYEE BENEFIT PLANS

401(k) Plans

     The Company has several 401(k) plans due to its various acquisitions. Effective January 1, 2000, the plans associated with the acquisitions were merged with the FirstWorld Communications, Inc. 401(k) Retirement Plan ("401(k) Plan"). This 401(k) Plan was adopted on November 1, 1998, pursuant to which eligible employees may elect to defer up to 20% of their compensation into the 401(k) Plan up to a maximum allowable, as determined by the Internal Revenue Service. The 401(k) Plan also stipulates that the Company may provide discretionary matching contributions to the participants of the 401(k) Plan, which matching contributions would be allocated to the participants as of December 31 of each 401(k) Plan year and would vest to the participants at the rate of 25% per year of service. All administrative expenses of the 401(k) Plan will be borne by the Company. On December 13, 1999, the Board approved a matching contribution in cash in the amount equal to 50% of each eligible participants contribution to the 401(k) Plan, up to a maximum contribution of 6% of the participant eligible compensation for the 1999 plan year. The Company recorded a selling, general and administrative expense of approximately $400,000 associated with the match for the year ended December 31, 1999. Matching contributions in future plan years will be made at the discretion of the Board.

The Bonus Program

     The Quarterly Bonus Program of the Company (the "Bonus Program") was adopted by the Board on May 3, 1999 amended by the Board in December 1999, and also approved by the Company's stockholders at the Company's 1999 Annual Meeting of Stockholders held on June 3, 1999. The Bonus Program is intended to incentivize both individual productivity and employee retention. A bonus paid out to each eligible employee in the Bonus Program is based in part on the productivity of that participant's profit and loss center and in part on that participant's individual performance. Certain executive officers may elect to receive shares, in lieu of a cash bonus payment under the Bonus Program. An aggregate of 200,000 Shares will be available for issuance under the Bonus Program. As of December 31, 1999, the Company has issued 14,116 shares associated with the Bonus Program. The compensation expense associated with the issuance of these shares was calculated based on the fair value of the shares at the time of issuance. The Company incurred expenses related to the Bonus Program of approximately $3.2 million for the year ended December 31, 1999. Such costs are reflected in selling, general and administrative expenses in the consolidated statement of income.

1999 Equity Incentive Plan

     The 1999 Equity Incentive Plan (the "Incentive Plan") was adopted by the Board on March 8, 1999, and approved by the Company's stockholders at the Company's 1999 Annual Meeting of Stockholders held on June 3, 1999. The principal purposes of the Incentive Plan are to provide incentives for key employees and consultants of the Company through granting of options and stock appreciation rights ("SARs"). Unless the Board determines otherwise, payment upon the exercise of any options or SARs must be made in cash at the time of exercise. Options granted under the plan are non-transferable and expire 90 days after an employee or consultant relationship with the Company is terminated. Options generally vest over a period of not more than 4 years, and expire 5 or 7 years after the grant date, based on compliance with certain securities laws. As of December 31, 1999, options covering an aggregate of 4,261,825 shares of the Company's Series B common stock, at exercise prices ranging from $6.00 to $7.50, were outstanding under the Incentive Plan. Included in the 4,261,825 options as of December 31, 1999, were outstanding SARs covering an aggregate of 968,325 shares of the Company's Series B common stock and 738,175 shares remained available for future grant under the Incentive Plan. The Incentive Plan terminates automatically on March 8, 2004, unless terminated sooner. The aggregate number of shares of Series B common stock of the Company or the equivalent in other equity securities that may be issued upon exercise of options may not exceed 5,000,000.

1999 Employee Stock Purchase Plan

     In December 1999 the Board adopted the 1999 Employee Stock Purchase Plan covering an aggregate of 1,000,000 shares of common stock. The 1999 Employee Stock Purchase Plan is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code. Under the 1999 Employee Stock Purchase Plan, the Board may authorize participation by eligible employees, including officers, in periodic offerings following the adoption of the 1999 Employee Stock Purchase Plan. The 1999 Employee Stock Purchase Plan is administered by the Board or a committee authorized by the Board to act on its behalf. The 1999 Employee Stock Purchase Plan will terminate at the direction of the Board or when all of the shares reserved for issuance have been purchased.

1998 Stock Purchase Plan

     Under the Company's 1998 Stock Purchase Plan (the "Stock Purchase Plan") the Company is authorized to issue rights to purchase up to 500,000 shares of its Series B common stock to employees. Administration of the Stock Purchase Plan has been delegated to the compensation committee of the Board, subject to certain limitations. That committee may determine to whom purchase rights are to be granted, the number of such rights to be granted, the price per share of the purchase rights and the time limit for exercise of the purchase rights. Shares granted under the Stock Purchase Plan may be purchased using a promissory note for up to 50% of the purchase price of the stock. If the purchaser elects to use a promissory note as any part of the purchase price, the shares purchased must be pledged to secure that note. Unless the compensation committee determines otherwise, shares purchased through the Stock Purchase Plan shall be subject to a right of repurchase on behalf of the Company. The right of repurchase must lapse not more slowly than 20% per year. In September 1998, the Company offered rights to purchase an aggregate of 300,000 shares of Series B common stock to 17 employees. Prior to the stated expiration of the stock purchase rights in November 1998, five employees purchased 42,250 shares of Series B common stock at a price of $4.50 per share. No stock purchase rights have been granted under the Stock Purchase Plan since September 1998. The Stock Purchase Plan terminates automatically on September 18, 2008 unless it is terminated sooner.

1997 Stock Option Plan

     Under the SpectraNet International 1997 Stock Plan the Company is authorized to issue an aggregate of 1,500,000 options to purchase Series B common stock. The 1997 Stock Option Plan provides for the grants of incentive stock options ("ISOs") and nonqualified stock options and the award of stock purchase rights. Subject to the terms and conditions of the 1997 Stock Option Plan and applicable law, the Board or a duly appointed committee of the Board has the authority to determine, among other things, which employees, directors or consultants should be awarded options, the type of options to be awarded, the number of shares covered by option awards, the exercise price applicable to options awarded and the vesting schedule of such options. Options awarded under the 1997 Stock Option Plan are nontransferable and generally expire ten years from the date of grant. Unless otherwise indicated in the applicable stock option agreement, the vested portion of options awarded pursuant to the 1997 Stock Option Plan generally remain exercisable for three months after the termination of the optionee's service with the Company. However, if the optionee's service with the Company ends because of death or disability, unless otherwise indicated in the Stock Option Agreement, the optionee has 12 months to exercise the vested portion of his or her options. As of December 31, 1999, options to purchase an aggregate of 587,407 shares of Series B common stock at exercise prices ranging from $3.00 to $7.50 were outstanding under the 1997 Stock Option Plan.

1995 Stock Option Plan

     Under the SpectraNet International 1995 Incentive Stock Option Plan the Company is authorized to issue ISOs to acquire up to an aggregate of 1,500,000 shares of Series B common stock. Subject to the limitations set forth in the 1995 Stock Option Plan, the Board or a committee thereof comprised of at least three directors has the authority, subject to certain limitations, to select the employees of the Company to whom grants are made, to designate the number of shares to be covered by each option, to establish vesting schedules, and to specify other terms of the options. Generally, options vest over a four and one half-year period and expire ten years from the date of grant. Options granted under the 1995 Stock Option Plan are nontransferable and expire 90 days after the termination of an optionee's employment with the Company, unless such optionee's service with the Company is terminated by death or disability, in which case the options expire six months and one year, respectively, after the optionee's employment with the Company is terminated. As of December 31, 1999, options to purchase an aggregate of 60,800 shares of Series B common stock at prices ranging from $.25 to $4.50 were outstanding under the 1995 Stock Option Plan.

     Stock option, SARs, and stock purchase right transactions beginning October 1, 1996 through the year ended December 31, 1999, all of which relate to employee transactions, are summarized as follows:

                                                        Weighted-                    Weighted        Stock        Weighted-
                                                         Average        Stock         Average        Appre-        Average
                                             Stock      Exercise      Purchase       Exercise       ciation       Exercise
                                            Options       Price        Rights          Price         Rights         Price
                                         -------------  ---------  ---------------  -----------  --------------  -----------
Outstanding at October 1, 1996  .........     790,000       $ .18              --            --             --            --
  Granted  ..............................     489,400       $ .82              --            --             --            --
  Exercised  ............................    (101,900)      $ .22              --            --             --            --
  Forfeited  ............................    (138,700)      $ .48              --            --             --            --
                                            ---------       -----        --------         -----       --------         -----
Outstanding at September 30, 1997  ......   1,038,800       $ .44              --            --             --            --
  Granted  ..............................   1,420,766       $3.71         300,000         $4.50             --            --
  Exercised  ............................    (350,517)      $ .35              --            --             --            --
  Forfeited  ............................     (75,854)      $2.44              --            --             --            --
                                            ---------       -----        --------         -----       --------         -----
Outstanding at September 30, 1998  ......   2,033,195       $2.66         300,000         $4.50             --            --
  Granted  ..............................   3,173,275       $5.96              --            --        168,550         $6.75
  Exercised  ............................    (166,000)      $ .20         (42,250)        $4.50             --            --
  Forfeited  ............................    (268,017)      $3.82        (257,750)        $4.50             --            --
                                            ---------       -----        --------         -----       --------         -----
Outstanding at December 31, 1998  .......   4,772,453       $4.88              --            --        168,550         $6.75
  Granted  ..............................   3,158,290       $6.20              --            --        999,125         $7.24
  Exercised  ............................    (601,399)      $1.52              --            --             --            --
  Forfeited  ............................    (582,637)      $3.16              --            --       (199,350)        $6.81
                                            ---------       -----        --------         -----       --------         -----
Outstanding at December 31, 1999  .......   6,746,707       $6.29              --            --        968,325         $7.32
                                            =========       =====        ========         =====       ========         =====

  The following table summarizes information about stock options and stock appreciation rights outstanding as of December 31, 1999:

                                                 Outstanding                                     Exercisable
                         -----------------------------------------------------------  ----------------------------------
                                                    Weighted-
                                                     Average            Weighted-                          Weighted-
                              Number as of          Remaining            Average       Number as of         Average
                              December 31,         Contractual          Exercise       December 31,        Exercise
Range of Exercise Prices          1999             Life (years)           Price            1999              Price
------------------------  ---------------------  ---------------  ---------------  -----------------  ------------------
     $        .25                     2,000            5.9            $    .25                --           $    --
     $        .50                    30,500            4.9            $    .50            23,800           $   .50
     $       3.00                   282,582            7.9            $   3.00           224,408           $  3.00
     $       4.50                   323,125            8.8            $   4.50           118,320           $  4.50
     $  6.00-7.50                 7,076,825            6.5            $   6.68         2,180,174           $  6.00
                                  ---------                                            ---------
                                  7,715,032            6.4            $   6.42         2,546,702           $  5.61
                                  =========                                            =========

     The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net loss as if the fair value method had been applied in measuring compensation expense. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value method at the grant dates for awards under this plan consistent with the method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have been increased to the pro forma amounts indicated below:


                                                                                          Year Ended
                                 Year Ended         Three Months Ended    -----------------------------------------
                              December 31, 1999      December 31, 1998    September 30, 1998     September 30, 1997
                              -----------------     ------------------    ------------------     ------------------
                                                                 (in thousands)
  Net loss:
     As reported..........             $106,617                $17,731               $33,356                 $9,553
     Pro forma............             $107,765                $17,883               $33,515                 $9,557

   The fair value of each option and stock purchase right grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the year ended December 31, 1999, three months ended December 31, 1998 and the years ended September 30, 1998 and 1997: dividend yield of 0.0% for all periods; volatility of 45% for all periods; risk-free interest rates of 5.53%, 4.53%, 5.88% and 6.07% respectively; and an expected life of 5.0 years for all periods, except with respect to stock purchase rights granted during the year ended September 30, 1998, which rights have a term of 10 years. The weighted average fair value of options and stock purchase rights granted during the year ended December 31, 1999, three months ended December 31, 1998 and the years ended September 30, 1998 and 1997 was approximately $7.00, $4.94, $.57 and $.09, respectively.

NOTE 14--LEGAL PROCEEDINGS

City of Anaheim

  On May 13, 1999, the City filed a lawsuit in Orange County Superior Court, Case Number 809281, against FirstWorld and FirstWorld Anaheim (collectively "FirstWorld Parties"). The City alleged that the FirstWorld Parties repudiated their contractual obligations under the Universal Telecommunications System Participation Agreement (the "Participation Agreement"), the Agreement for Use of Operating Property (the "Operating Property Agreement") and the Development Fee Agreement (the "Development Agreement," and together with the Participation Agreement and the Operating Property Agreement, the "UTS Agreements"). In addition, the City alleged, among other things, that the FirstWorld Parties materially breached their obligations under the UTS Agreements by: (i) failing to commence construction of a demonstration center in downtown Anaheim and that the FirstWorld Parties would not commence operation of this downtown demonstration center by June 30, 1999 under the UTS Agreements; (ii) failing to provide verification that Substantial Completion of Phase I, as each such term is defined in the UTS Agreements, had been achieved; (iii) failing to provide a "Subsequent Implementation Program" (as defined in the UTS Agreements); (iv) failing to comply with various auditing procedures in the UTS Agreements; and
(v) failing to make a quarterly payment due under the Participation Agreement. The City alleged that it is entitled to damages in excess of $45.0 million as well as costs, pre-judgment interest and such other relief as the Court deems proper. The City also sought specific performance compelling FirstWorld Parties to completely perform certain obligations under the UTS Agreements.

  In response to the lawsuit, the FirstWorld Parties filed a Motion to Compel Arbitration. The Court granted the FirstWorld Parties' Motion on September 16, 1999. On October 6, 1999, the Court entered a written Order finding that there is a valid arbitration provision in the agreements and that the City had not established that the FirstWorld Parties unequivocally repudiated the UTS Agreements. The court action has been stayed pending completion of the arbitration. On January 7, 2000, the City gave notice of a dispute under the Participation Agreement and initiated arbitration against the Company and FWA with respect to the following alleged disputes: (i) the City seeks a declaration and order that the FirstWorld Parties are obligated to make all payments to the City pursuant to section 6.2 of the Participation Agreement and that all sums shall be paid forthwith, plus interest, as provided in the Participation Agreement; (ii) the City seeks an award from the FirstWorld Parties in the amount of $145,000, corresponding to the amount withheld by the FirstWorld Parties for certain maintenance and repair expenses charged to the City; (iii) in addition to damages, the City seeks a declaration and order to the effect that the City is entitled to conduct a full and complete audit of the FirstWorld Parties' books and records and a declaration and order to the effect that the FirstWorld Parties have failed to fulfill their obligations to disclose information and cooperate with the City in connection with the Annual Operations Audit and the Annual Compliance Audit provided for in the UTS

Agreements; (iv) in addition to damages, the City seeks a declaration and order to the effect that the FirstWorld Parties specifically perform pursuant to the Participation Agreement with respect to building a fully operational Demonstration Center within a specified region of the City. The City seeks such additional relief as is appropriate, including attorneys fees and costs. The notice also identified the City's appointed arbitrator. On January 27, 2000, the FirstWorld Parties delivered their response identifying their appointed arbitrator and, in addition to the issues raised by the City, identifying an additional matter for the arbitration relating to restitution of certain City employee reimbursements not properly earned under the Participation Agreement. The two party appointed arbitrators are to meet to select a third arbitrator. The Company believes that the FirstWorld Parties are not in breach as alleged and intends to vigorously defend the City's allegations; however, there can be no assurance that an unfavorable outcome of this dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position.

Dina Partners L.P.

  On October 16, 1998, the Company filed a declaratory relief action in San Diego Superior Court, asking the Court to find that the Company was not obligated to offer stock to Dina Partners, L.P. ("Dina") in connection with the December 30, 1997 equity investment by the Sturm Entities and ENA. On September 3, 1999, the lawsuit was dismissed with prejudice. The Company did not contribute any consideration to the settlement.

  Prior to the dismissal of the lawsuit, certain shareholders of the Company agreed to sell certain securities to Dina. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 79, the Company recorded a capital contribution and corresponding one-time, non-cash charge during the year ended December 31, 1999 in connection with this transaction in the amount of $1.9 million.

Other

  The Company is engaged in other legal matters arising in the ordinary course of its business and believes that the outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial positions.

NOTE 15--SUBSEQUENT EVENTS

   Private P1acements. In February 2000, the Company entered into four definitive private placement agreements (the "Private Placements"). The closing of the Private Placements is contingent upon and will not be effective until the closing of an initial public offering. If the Private Placements close, they will result in proceeds of approximately $91.5 million. The number of shares purchased will be based upon the initial public offering price, less 7% which represents the underwriters' discount. In connection with one of the private placements, the Company has also agreed to issue a warrant to purchase Series B common stock equal to 75% of the shares purchased by such investor. The warrant will have a five-year term and an exercise price equal to 125% of the initial public offering price.

   In the event that these transactions are consummated, assuming an initial public offering price of $12.00 per share, the Company anticipates that a non-cash charge of approximately $7.0 million will be recorded. This charge will be equal to the difference between the gross public offering price per share and the price per share paid in the Private Placements, times the number of shares sold in the Private Placements. In addition, the Company anticipates that a deferred charge of approximately $2.4 million will be recorded in connection with a business relationship entered into concurrently with one of the Private Placements. Such deferred charge would be amortized to earnings over the duration of the business relationship.

  December 2, 1999 equity investment agreement. On February 7, 2000, the Company's cash, cash equivalents and marketable securities position fell below $20.0 million and as a result the Company gave notice to require the Sturm Entity to purchase $25.0 million of Series B common stock. The Company received the funds and paid the related commitment fee of $5.0 million on February 10, 2000.

   FastLane Communications. On January 14, 2000, the Company purchased certain equipment and intangible assets of FastLane Communications, Inc., an Internet service provider and consultant in the Dallas/Fort Worth, Texas market for a total consideration of $2.4 million.

                        FIRSTWORLD COMMUNICATIONS, INC.

               CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                (in thousands)


                                                                                                  Three Months
                                                                                                      Ended
                                                                                                  December 31,
                                                                                                      1997
                                                                                                 ---------------
Revenue:
  Internet services  ..........................................................................         $    --
  Web integration and consulting services  ....................................................              --
  Telephony services  .........................................................................             114
                                                                                                        -------
     Total revenue  ...........................................................................             114
                                                                                                        -------
Cost and expenses:
  Network and service costs  ..................................................................             144
  Selling, general and administrative expenses  ...............................................           2,248
  Depreciation and amortization  ..............................................................             478
                                                                                                        -------
     Total costs and expenses  ................................................................           2,870
                                                                                                        -------
Loss from operations  .........................................................................          (2,756)
Other income (expense):
  Interest income  ............................................................................               7
  Interest expense  ...........................................................................          (1,349)
                                                                                                        -------
     Total other expense  .....................................................................          (1,342)
                                                                                                        -------
Net loss.......................................................................................         $(4,098)
                                                                                                        =======



                See notes to consolidated financial statements.

                        FIRSTWORLD COMMUNICATIONS, INC.

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)

                       (in thousands, except share data)


                                                                              Series A             Series B
                                                                            Common Stock          Common Stock       Additional
                                                                            ------------          ------------        Paid-In
                                                                       Shares        Amount     Shares     Amount     Capital
                                                                     ----------    ---------   --------    -------   ----------
Balance at October 1, 1997..........................................         --    $      --         --    $    --   $       --
Exercise of options to purchase common stock--October 1997 to
  December 1997  ...................................................         --           --         --         --           --
Issuance of Series A common stock with warrants to purchase
  10,135,164 shares of Series B common stock,--December 30, 1997.... 10,135,164       20,778         --         --           --
Conversion of Series C preferred stock, Series B preferred stock,
  Series A preferred stock and common stock to Series B common stock--December 30, 1997; as follows:
Series C preferred stock; conversion ratio of 1.39:1, including
  anti-dilutive adjustments.........................................         --           --  3,621,120     12,279           --
Series B preferred stock and common stock; conversion ratio of 1:1..         --           --  5,545,638      3,486           --
Series A preferred stock; conversion ratio of 1:10..................         --           --     11,867        395           --
Net loss for the three-month period ended December 31, 1997.........         --           --         --         --           --
                                                                     ----------    ---------  ---------    -------   ----------
Balance at December 31, 1997........................................ 10,135,164    $  20,778  9,178,625    $16,160   $       --
                                                                     ==========    =========  =========    =======   ==========

                                                                                                      See notes to consolidated

        Series C                Series B              Series A
      Convertible              Convertible          Convertible
    Preferred Stock          Preferred Stock      Preferred Stock        Common Stock
------------------------  ---------------------  ------------------  --------------------
   Shares       Amount      Shares      Amount    Shares    Amount     Shares     Amount   Warrants
-------------  ---------  -----------  --------  ---------  -------  -----------  -------  --------
  2,600,000    $ 12,279    2,016,638   $ 3,670    118,667    $ 395    3,262,900    $(227)   $ 1,001
         --          --           --        --         --       --      266,100       43         --
         --          --           --        --         --       --           --       --      9,628
 (2,600,000)    (12,279)          --        --         --       --           --       --         --
         --          --   (2,016,638)   (3,670)        --       --   (3,529,000)     184         --
         --          --           --        --   (118,667)    (395)          --       --         --
         --          --           --        --         --       --           --       --         --
-----------    --------   ----------   -------   --------   ------   ----------    -----    -------
         --    $     --           --   $    --         --    $  --           --    $  --    $10,629
===========    ========   ==========   =======   ========   ======   ==========    =====    =======

                Deficit
              Accumulated        Total
                During        Stockholders'
Stockholder   Development        Equity
Receivables      Stage         (Deficit)
-----------   -----------     -------------
 $    (97)      $(14,757)        $ 2,264
       --             --              43
  (30,000)            --             406
       --             --              --
       --             --              --
       --             --              --
       --         (4,098)         (4,098)
 --------       --------         -------
 $(30,097)      $(18,855)        $(1,385)
 ========       ========         =======

financial statements.

                        FIRSTWORLD COMMUNICATIONS, INC.

                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                 (IN THOUSANDS)


                                                                                             Three Months
                                                                                                Ended
                                                                                           December 31, 1997
                                                                                          ------------------
Cash flows from operating activities:
   Net loss...........................................................................         $   (4,098)
Adjustments to reconcile net loss to net cash used by operating activities:
   Depreciation and amortization expense..............................................                478
   Amortization of deferred financing costs...........................................                358
   Accretion of senior notes..........................................................                120
   Non-cash interest expense..........................................................                293
   Changes in assets and liabilities:
      Accounts receivable.............................................................                 (3)
      Other assets....................................................................                (17)
      Accounts payable and other liabilities..........................................              1,752
                                                                                                   ------
         Net cash used by operating activities........................................             (1,117)
                                                                                                   ------
Cash flows from investing activities:
   Purchase of property and equipment.................................................             (2,490)
                                                                                                   ------
         Net cash used by investing activities........................................             (2,490)
                                                                                                   ------
Cash flows from financing activities:
   Proceeds from issuance of Series B Common Stock and related warrants...............                 43
   Principal payments on debt and capital leases......................................                (70)
   Proceeds from short-term borrowings and related warrants...........................              3,370
   Principal payments on borrowings...................................................                (52)
                                                                                                   ------
         Net cash provided by financing activities....................................              3,291
                                                                                                   ------
Net decrease in cash and cash equivalents.............................................               (316)
Cash and cash equivalents, beginning of period........................................                536
                                                                                                   ------
Cash and cash equivalents, end of period..............................................            $   220
                                                                                                   ======


                See notes to consolidated financial statements.

                        FIRSTWORLD COMMUNICATIONS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITIED)

NOTE 1--BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of FirstWorld Communications, Inc. (''FirstWorld'') and its wholly owned subsidiaries (collectively, the ''Company''). All significant intercompany transactions and balances have been eliminated in consolidation.

  In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented for the Company. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and related notes thereto included elsewhere in this report on Form 10-K.

NOTE 2--OTHER MATTERS

  The Company is engaged in other legal matters arising in the ordinary course of its business and believes that the outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.

                     Report of Independent Accountants on
                         Financial Statement Schedule

To the Board of Directors and Stockholders of FirstWorld Communications, Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 11, 2000 appearing in this Form 10-K of FirstWorld Communications, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Denver, Colorado
February 11, 2000

FirstWorld Communications, Inc.

Schedule II--Valuation and Qualifying Accounts

                                    Balance at                       Balance at
                                   beginning of                        end of
                                      period    Additions Deductions   period
                                   ------------ --------- ---------- ----------
                                                   (in thousands)
Deferred Tax Asset Valuation
 Allowance:
  Year ended September 30, 1997...   $ 2,268     $ 2,427    $ --      $ 4,695
  Year ended September 30, 1998...     4,695      10,306      --       15,001
  Three months ended December 31,
   1998...........................    15,001       6,121      --       21,122
  Year ended December 31, 1999....    21,122      33,947      --       55,069

Allowance for Doubtful Accounts:
  Year ended September 30, 1997...   $   --      $   --     $ --      $   --
  Year ended September 30, 1998...       --           10      --           10
  Three months ended December 31,
   1998...........................        10         110      --          120
  Year ended December 31, 1999....       120       2,544       96       2,568