Form 10-Q
period 2000-03-31
FIRSTWORLD COMMUNICATIONS INC
filed 2000-05-12
CIK 1061583

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ________________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                [X] YES [ ] NO

     AS OF MAY 1, 2000, THE REGISTRANT'S OUTSTANDING COMMON STOCK CONSISTED OF 5,101,831 SHARES OF SERIES A COMMON STOCK AND 46,162,613 SHARES OF SERIES B COMMON STOCK.

================================================================================

FIRSTWORLD COMMUNICATIONS, INC.
INDEX

                                                                                        PAGE
                                                                                        ----

FORWARD-LOOKING STATEMENTS                                                                3

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
   Consolidated Balance Sheets at March 31, 2000 (unaudited) and
     December 31, 1999..........................................................          4
   Consolidated Statements of Operations (unaudited) for the
     three months ended March 31, 2000 and 1999.................................          5
   Consolidated Statements of Stockholders' Equity (Deficit) (unaudited)
     for the three months ended March 31, 2000..................................          6
   Consolidated Statements of Cash Flows (unaudited) for the
     three months ended March 31, 2000 and 1999.................................          7
   Notes to Consolidated Financial Statements...................................          8

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations....................................................         12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............         18

PART II.  OTHER INFORMATION

Item 1.  Legal Matters..........................................................         18
Item 6.  Exhibits and Reports on Form 8-K.......................................         19

SIGNATURES......................................................................         20

FORWORD-LOOKING STATEMENTS

     All statements contained herein, as well as statements made in press releases and oral statements that may be made by the Company or by officers, directors or employees of the Company acting on its behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Among the factors that could cause actual results to differ materially are the following: an increase in competition; the introduction of new technologies and competitors into the internet and telephony business; a merger of existing internet and telephony competitors; a change in the regulations governing the industry; general business and economic conditions; an adverse change of the Company's relationships with vendors; failure to open or open timely any Internet data center; an unexpected business interruption due to the failure of third parties to remediate Year 2000 issues; the inability of the Company to retain necessary authorizations from the Federal Communications Commission ("FCC") or state public utility commissions; and other risk factors described from time to time in the Company's registration statements or reports filed with the United
States Securities and Exchange Commission. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements that include the terms "believes," "belief," "expects," "plans," "anticipates," "intends" or the like to be uncertain and forward-looking. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. In this connection, investors should consider the risks described herein. The Company assumes no obligation to update forward-looking statements.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FIRSTWORLD COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                               MARCH 31,    DECEMBER 31,
                                                                                                 2000          1999
                                                                                              ---------    ------------
                                                                                             (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents................................................................   $ 230,956    $     28,608
  Marketable securities....................................................................      58,865          20,615
  Accounts receivable, net of allowance for doubtful accounts of
        $1,456 and $2,568, respectively....................................................      16,066          11,551
  Due from affiliates......................................................................           -           3,240
  Prepaid expenses and other...............................................................       7,212           3,773
  Revenues in excess of billings...........................................................       1,195           1,628
                                                                                              ---------    ------------
        Total current assets...............................................................     314,294          69,415
                                                                                              ---------    ------------

Property and equipment, net................................................................     145,652         123,161
Goodwill and intangibles, net..............................................................      46,442          48,858
Long haul rights, not in service...........................................................      11,060          11,060
Deferred financing costs, net..............................................................       7,118           7,340
Other assets...............................................................................       3,556           1,949
                                                                                              ---------    ------------
        Total assets.......................................................................   $ 528,122    $    261,783
                                                                                              =========    ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable.........................................................................   $  26,785    $     28,521
  Deferred revenue.........................................................................       4,390           3,950
  Accrued payroll related liabilities......................................................       3,475           3,994
  Other accrued expenses...................................................................       3,220           9,913
  Capital lease obligations, current portion...............................................         418             468
  Long-term debt, current portion..........................................................          77              87
                                                                                              ---------    ------------
        Total current liabilities..........................................................      38,365          46,933
                                                                                              ---------    ------------

Long-term debt, net of current portion and discount........................................     303,717         294,034
Compensation payable.......................................................................       8,537               -
Capital lease obligations, including interest, net of current portion......................       7,517           7,616
                                                                                              ---------    ------------
        Total liabilities..................................................................     358,136         348,583
                                                                                              ---------    ------------

Stockholders' equity (deficit):
  Preferred stock, $.0001 par value per share, 10,000,000 shares authorized;
    no shares outstanding                                                                             -               -
  Common stock, voting, $.0001 par value, 100,000,000 shares authorized;
      Series A, 10,135,164 shares designated;
        5,101,831 and 10,135,164 shares issued and outstanding at March 31, 2000
           and December 31, 1999, respectively.............................................           1               1
      Series B, 89,864,836 shares designated;
        45,938,241 and 18,663,358 shares issued and outstanding at March 31, 2000   and
         December 31, 1999, respectively...................................................           6               2

  Additional paid-in capital...............................................................     408,847          85,703
  Deferred stock compensation..............................................................     (16,689)              -
  Stockholder receivables..................................................................         (45)            (45)
  Accumulated deficit......................................................................    (222,134)       (172,461)
                                                                                              ---------    ------------
        Total stockholders' equity (deficit)...............................................     169,986         (86,800)
                                                                                              ---------    ------------
        Total liabilities and stockholders' equity (deficit)...............................   $ 528,122    $    261,783
                                                                                              =========    ============

                See notes to consolidated financial statements.

FIRSTWORLD COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                        THREE MONTHS ENDED
                                                                                                     -------------------------
                                                                                                      MARCH 31,      MARCH 31,
                                                                                                        2000           1999
                                                                                                     -----------   -----------
Revenue:
 Internet data center and web hosting.......................................................         $     1,995   $       338
 Digital subscriber line....................................................................               1,119           128
 Dedicated Internet services and other......................................................               6,257         1,946
 Web integration and consulting services....................................................               8,895         5,207
 Telephony services.........................................................................               1,575           643
                                                                                                     -----------   -----------
   Total revenue............................................................................              19,841         8,262
                                                                                                     -----------   -----------

Cost and expenses:
 Network and service costs..................................................................              15,453         5,696
 Selling, general and administrative expenses, excluding compensation charges
   resulting from initial public offering and amortization of deferred stock                              23,314        10,912
   compensation.............................................................................
 Compensation charges resulting from initial public offering................................               9,554             -
 Amortization of deferred stock compensation................................................               1,791             -
 Depreciation and amortization..............................................................              10,482         2,989
                                                                                                     -----------   -----------
   Total costs and expenses.................................................................              60,594        19,597
                                                                                                     -----------   -----------

Loss from operations........................................................................             (40,753)      (11,335)

Other income (expense):
 Interest income............................................................................               1,176         2,401
 Interest expense...........................................................................             (10,096)       (8,830)
                                                                                                     -----------   -----------
   Total other expense......................................................................              (8,920)       (6,429)
                                                                                                     -----------   -----------

Net loss....................................................................................         $   (49,673)  $   (17,764)
                                                                                                     ===========   ===========

Basic and diluted net loss per common share.................................................         $     (1.38)  $      (.67)
                                                                                                     ===========   ===========

Weighted average shares outstanding, basic and diluted......................................          35,899,164    26,711,867
                                                                                                     ===========   ===========

                See notes to consolidated financial statements.

FIRSTWORLD COMMUNICATIONS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED) (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                                                           Total
                                       Series A            Series B                                Stock                   Stock-
                                     Common Stock        Common Stock    Additional    Deferred    holder      Accum-     holders'
                                 ------------------  ------------------   Paid-in   Stock Compen-  Receiv-     ulated      Equity
                                   Shares    Amount    Shares    Amount   Capital      sation       ables     Deficit    (Deficit)
                                 ----------  ------  ----------  ------  ---------  ------------  --------   ---------   ---------
Balance at January 1, 2000.....  10,135,164  $    1  18,663,358  $    2  $  85,703  $          -  $    (45)  $(172,461)  $ (86,800)
Series A common stock
  converted to Series B
  common stock.................  (5,033,333)      -   5,033,333       -          -             -         -           -           -
Issuance of common stock in
  conjunction with initial
  public offering, net of
  offering costs of  $1,759....           -       -  11,500,000       4    181,055             -         -           -     181,059
Issuance of common stock in
  conjunction with private
  placements...................           -       -   5,787,476       -     91,500             -         -           -      91,500
Issuance of common stock in
  conjunction with 1999
  Equity Investment............           -       -   3,333,333       -     25,000             -         -           -      25,000
Issuance of common stock
  upon exercise of options and            -       -   1,620,741       -      4,708             -         -           -       4,708
  warrants.....................
Warrants issued in
  conjunction with private                -       -           -       -      2,401             -         -           -       2,401
  placements...................
Deferred compensation from
  conversion of stock
  appreciation rights and
  grants of stock options......           -       -           -       -     18,480       (18,480)        -           -           -
Amortization of deferred
  stock compensation...........           -       -           -       -          -         1,791         -           -       1,791
Net loss.......................           -       -           -       -          -             -         -     (49,673)    (49,673)
                                 ----------  ------  ----------  ------  ---------  ------------  --------   ---------   ---------
Balance at March 31, 2000......   5,101,831  $    1  45,938,241  $    6  $ 408,847  $    (16,689) $    (45)  $(222,134)  $ 169,986
                                 ==========  ======  ==========  ======  =========  ============  ========   =========   =========

                See notes to consolidated financial statements.

FIRSTWORLD COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)


                                                                                                THREE MONTHS ENDED
                                                                                              ----------------------
                                                                                               MARCH 31,   MARCH 31,
                                                                                                 2000        1999
                                                                                              ---------   ---------
Cash flows from operating activities:
  Net loss..................................................................................  $ (49,673)  $ (17,764)
  Adjustments to reconcile net loss
     to net cash provided (used) by operating activities:
    Depreciation and amortization expense...................................................     10,482       2,989
    Accretion of senior notes...............................................................      9,513       8,484
    Compensation charges resulting from initial public offering.............................      8,537           -
    Amortization of deferred stock compensation.............................................      1,791           -
    Amortization of deferred financing costs................................................        222         203
    Other non-cash charges..................................................................        295           -
    Changes in assets and liabilities, net of effects of acquisitions:
      Accounts receivable...................................................................     (1,187)        328
      Other assets..........................................................................     (2,416)        941
      Accounts payable......................................................................      2,454      (5,945)
      Deferred revenue......................................................................        440          60
      Accrued payroll and related liabilities...............................................       (519)      1,440
      Other liabilities.....................................................................     (1,933)        475
                                                                                              ---------   ---------
        Net cash used by operating activities...............................................    (26,994)     (8,789)
                                                                                              ---------   ---------

Cash flows from investing activities:
  Purchases of held-to-maturity marketable securities.......................................    (58,865)    (84,235)
  Maturities of held-to-maturity marketable securities......................................     20,615     170,030
  Purchase of property and equipment........................................................    (31,797)     (8,792)
  Acquisitions, net of cash acquired........................................................          -     (17,789)
  Acquisition of assets and intangibles.....................................................     (2,400)          -
                                                                                              ---------   ---------
        Net cash provided (used) by investing activities....................................    (72,447)     59,214
                                                                                              ---------   ---------

Cash flows from financing activities:
  Net proceeds from initial public offering.................................................    181,059           -
  Proceeds from private placements..........................................................     91,500           -
  Net proceeds from 1999 Equity Investment..................................................     20,000           -
  Proceeds from exercise of stock options and warrants......................................      4,513         342
  Principal payments of debt and capital leases.............................................       (283)       (263)
                                                                                              ---------   ---------
        Net cash provided by financing activities...........................................    296,789          79
                                                                                              ---------   ---------

Net increase in cash and cash equivalents...................................................    202,348      50,504
Cash and cash equivalents, beginning of period..............................................     28,608      29,659
                                                                                              ---------   ---------
Cash and cash equivalents, end of period....................................................  $ 230,956   $  80,163
                                                                                              =========   =========

Supplemental cash flow information:
  Effects of acquisitions:
   Assets acquired..........................................................................  $       -   $  22,551
   Liabilities assumed......................................................................          -      (1,927)
   Common stock issued......................................................................          -      (2,835)
   Less cash paid...........................................................................          -     (17,940)
                                                                                              ---------   ---------
        Net cash acquired from acquisitions.................................................  $       -   $    (151)
                                                                                              =========   =========

                See notes to consolidated financial statements.

FIRSTWORLD COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of FirstWorld Communications, Inc. and its wholly owned subsidiaries, (collectively, the "Company", "FirstWorld", "we" and "our"). All significant intercompany transactions and balances have been eliminated in consolidation.

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

     In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented of the Company. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and related notes thereto filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain 1999 amounts have been reclassified to conform to the 2000 basis of presentation.


2.   ACCOUNTING POLICIES

Loss per share of common stock

     The Company calculates net loss per share in accordance with SFAS No. 128, "Earnings Per Share." In accordance with SFAS No. 128, basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. SFAS No. 128 dictates that the computation of earnings per share shall not assume conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on earnings per share. Since the Company has incurred only net losses, the inclusion of any stock options or warrants in the calculation of loss per share would be anti-dilutive. However, if the securities were not anti-dilutive they would increase the number of shares outstanding by approximately 7.5 million options and approximately 25.2 million warrants for the three months ended March 31, 2000 compared to approximately 5.1 million options and approximately 24.1 million warrants for the three months ended March 31, 1999.

Long-haul network rights

     The long-haul network rights to OC-3 level capacity to connect up to 15 cities on a nationwide long-haul network being developed by Enron Communications have not yet been placed into service and are not being amortized. The Company is in the process of testing the long-haul network and anticipates the network connecting the first three cities will be placed into service during the third quarter of 2000 with the network connecting up to 12 additional cities being placed into service in accordance with our agreement with Enron Communications, Inc.

3.   EQUITY TRANSACTIONS

Initial Public Offering

     On March 8, 2000, we completed an initial public offering by selling 11.5 million shares of Series B common stock at a price of $15.81 per share, net of underwriting discount of $1.19 per share, resulting in net proceeds to the Company of $181.1 million.

Private Placements

     On March 8, 2000, concurrent with the initial public offering, we completed four private placements (discussed below) by selling our Series B common stock at a price $15.81, which is the initial public offering price net of the underwriting discount, resulting in aggregate proceeds to the Company of $91.5 million. Summaries of each of these private placements are as follows:

     . Texas Pacific Group. TPG FirstWorld I LLC, an affiliate of Texas Pacific Group purchased 3,162,555 shares of our Series B common stock at a price of $15.81 per share, resulting in proceeds of $50.0 million.

     . Microsoft Corporation. Microsoft purchased 759,013 shares of our Series B common stock at a price of $15.81 per share, resulting in proceeds of $12.0 million. Concurrent with the transaction, Microsoft received a five-year warrant to purchase 529,260 shares of Series B common stock, at a price of $21.25 per share and the Company also entered into a business relationship with Microsoft. As a result, we recorded a deferred, non-cash charge related to this warrant of approximately $2.4 million, determined using the Black-Scholes Option Pricing Model. Such deferred, non-cash charge will be amortized into selling, general and administrative expense over the term of the agreement expected to be two to three years.

     . SAIC Venture Capital Corporation. SAIC Venture Capital Corporation, an affiliate of Science Applications International Corporation, purchased 1,233,397 shares of our Series B common stock at a price of $15.81 per share, resulting in proceeds of $19.5 million.

     . Lucent Technologies Inc. Lucent purchased 632,511 shares of our Series B common stock at a price of $15.81 per share, resulting in proceeds of $10.0 million.

1999 Equity Investment

     On December 2, 1999 in order to secure additional financing that was expected to become necessary during the first quarter of 2000, we entered into a 1999 Equity Investment agreement with Colorado Spectra 4, LLC ("Spectra 4"), which is an affiliate of Donald L. Sturm, Chairman of the Board. This 1999 Equity Investment agreement allowed us to require Spectra 4 to purchase up to $50.0 million of our Series B common stock at a price of $7.50 per share. In return for this agreement Spectra 4 received a $5.0 million commitment fee. In addition, the agreement also provided that if at any time the value of the cash, cash equivalents and marketable securities we held fell below $20.0 million, we would be deemed to have automatically exercised $25.0 million of this commitment. On February 7, 2000 we gave notice that this condition had been met and on February 10, 2000 we sold 3,333,333 shares of Series B common stock to Spectra 4 under the automatic trigger provision of the agreement for $25.0 million and paid Spectra 4 the $5.0 commitment fee. This agreement expired upon the closing of our initial public offering.

Deferred Stock Compensation

     The Company recorded a Deferred Stock Compensation charge of approximately $18.5 million related to the conversion of Stock Appreciation Rights ("SARs") to stock options and options granted during the first quarter of 2000 at less than fair market value. This Deferred Stock Compensation charge was based upon the difference between the strike price and the fair market value on the date of conversion for the SARs or the grant date for the stock options. The converted SARs and options vest over approximately four years and accordingly, the Company will recognize a quarterly expense until the end of the vesting period.

4.   COMPENSATION CHARGES RESULTING FROM INITIAL PUBLIC OFFERING

     Compensation charges resulting from initial public offering relates to certain compensation which the Company's Chief Executive Officer ("CEO") has received or may be eligible to receive, as a result of the Company's closing of the initial public offering. First, due to the closing of an initial public offering with gross proceeds for at least $20.0 million and a price of at least $10.00 per share prior to April 1, 2000, the CEO earned a $1.0 million cash bonus. This bonus was paid in March 2000. In addition, upon completion of our initial public offering, the CEO became eligible to receive, if certain conditions are met, an $8.4 million cash bonus payable on September 30, 2001. The Company accrued $8.4 million in March 2000 associated with this bonus we believe payment of this bonus is probable. Lastly, if the Company's Series B common stock trades in excess of $20.00 for a period of 20 consecutive trading days before October 1, 2001, the CEO may be eligible to receive, if certain conditions are met, an additional $8.4 million cash bonus also payable on September 30, 2001.

5.   BUSINESS ACQUISITIONS

FastLane

     On January 14, 2000, the Company purchased certain equipment, intangible assets and liabilities from FastLane Communications, Inc. ("FastLane"), an Internet service provider and consultant in the Dallas/Fort Worth, Texas market. The purchase price was $2.4 million of cash. The total consideration of cash and acquired net liabilities of approximately

$161,000 resulted in total consideration of approximately $2.6 million, which was recorded as goodwill and is being amortized on a straight-line basis over three years.

Pro forma acquisition information

     Pro forma acquisition information represents unaudited results of operations of the Company as if the acquisitions occurring after March 31, 1999, (Hypercon, Inc.; Internet Express, LLC; inQuo, Inc.; Oregon Professional Services, Inc., d/b/a Transport Logic; and Intelenet Communications, Inc.) had occurred on January 1, 1999. For the three months ended March 31, 1999, revenue, net loss and net loss per common share would have been $13.2 million, $21.9 million and $(0.82), respectively. These pro forma results do not necessarily represent results that would have occurred if the consolidated acquisitions had taken place as of January 1, 1999, nor are they necessarily indicative of the results of future operations.

6.   BUSINESS SEGMENTS

     The Company operates in the United States of America and conducts transactions through three primary segments: Internet/Data, Web Integration and Other. Senior management evaluates and makes operating decisions about each of these operating segments. The Company does not report assets by business
segment and, therefore, asset information is not presented by segment.   Inter-
segment revenues were not material for any period presented.

     The Company's Internet/Data segment represents the Internet data center services; including co-location, access, application hosting, and monitoring services; high-speed Internet access such as dedicated access and digital subscriber line ("DSL"); dial-up Internet access and related equipment sales. The Web integration segment primarily represents activities related to network consulting, design, integration and equipment sales. The selling, general and administrative expenses shown for the Internet/Data and Web Integration segments represent direct costs associated with the segment. These costs include, among other things, office rent and certain sales and support staff housed in the various locations.

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

                                                                                  Internet/        Web
Quarter Ended March 31, 2000                                                        Data       Integration     Other       Total
-------------------------------------------------------------------------------- ----------  --------------  ----------  ----------
                                                                                                    (in thousands)
Revenue:
 Internet data center and web hosting........................................... $    1,963  $            -  $       32  $    1,995
 Digital subscriber line........................................................        939               -         180       1,119
 Dedicated Internet services and other..........................................      5,377               -         880       6,257
 Web integration and consulting services........................................          -           8,502         393       8,895
 Telephony services.............................................................          -               -       1,575       1,575
                                                                                 ----------  --------------  ----------  ----------
  Total revenue.................................................................      8,279           8,502       3,060      19,841
Gross margin....................................................................      3,110           1,178         100       4,388
Selling, general and administrative, excluding compensation charges resulting from initial public offering and amortization of deferred
  stock compensation............................................................      6,368           1,740      15,206      23,314
Compensation charges resulting from initial public offering.....................          -               -       9,554       9,554
Amortization of deferred stock compensation.....................................          -               -       1,791       1,791
Deprecation and amortization....................................................      5,878             267       4,337      10,482
Interest income.................................................................          -               -       1,176       1,176
Interest expense................................................................          -               -      10,096      10,096
                                                                                 ----------  --------------  ----------  ----------
Net loss........................................................................ $   (9,136) $         (829) $  (39,708) $  (49,673)
                                                                                 ==========  ==============  ==========  ==========


                                                                                  Internet/        Web
Quarter Ended March 31, 1999                                                        Data       Integration     Other       Total
-------------------------------------------------------------------------------- ----------  --------------  ----------  ----------
                                                                                                    (in thousands)
Revenue:
 Internet data center and web hosting........................................... $      338  $            -  $        -  $      338
 Digital subscriber line........................................................        128               -           -         128
 Dedicated Internet services and other..........................................      1,482               -         464       1,946
 Web integration and consulting services........................................          -           4,812         395       5,207
 Telephony services.............................................................          -               -         643         643
                                                                                 ----------  --------------  ----------  ----------
  Total revenue.................................................................      1,948           4,812       1,502       8,262
Gross margin....................................................................      1,308           1,566        (308)      2,566
Selling, general and administrative.............................................      1,077           1,634       8,201      10,912
Deprecation and amortization....................................................      1,309             354       1,326       2,989
Interest income.................................................................          -               -       2,401       2,401
Interest expense................................................................          -               -       8,830       8,830
                                                                                 ----------  --------------  ----------  ----------
Net loss........................................................................ $   (1,078) $         (422) $  (16,264) $  (17,764)
                                                                                 ==========  ==============  ==========  ==========

7.   RECENT ACCOUNTING PRONOUNCEMENTS

     On December 6, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This Staff Accounting Bulletin provides guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. The Company is required to adopt SAB 101 during the quarter ended June 30, 2000 and apply the principles retroactively on transactions occurring after December 31, 1999. The Company will also be required to report the cumulative effect of the application of SAB 101 for periods prior to December 31, 1999, however, such cumulative effect is not expected to be material. The Company is in the process of determining the impact of adopting of SAB 101. The Company believes there will be an impact in 2000; however the effect on the results of its operations and financial position are not expected to be material.

8.   SUBSEQUENT EVENTS

Authorized shares of common stock

     On April 7, 2000, the Board approved an amendment to the Company's Certificate of Incorporation, subject to stockholder approval, to increase the authorized number of shares of common stock of the Company from 100,000,000 shares, $0.0001 par value, to 500,000,000 shares, $0.0001 par value per share, and to increase the number of shares designated as Series B common stock from 89,864,836 to 489,864,836.

Amendment of the 1999 Equity Incentive Plan

     On April 7, 2000, the Board approved an amendment, subject to stockholder approval, to increase the number of shares reserved for issuance under the Company's 1999 Equity Incentive Plan (the "Plan") by 8,200,000 shares bringing the total number of shares reserved under the Plan to 13,200,000.

9.   OTHER MATTERS

City of Anaheim

     See the Company's Annual Report filed on Form 10-K for the year ended December 31, 1999 for prior discussion of litigation with the City of Anaheim. On March 22, 2000, the City of Anaheim filed a Statement of Claim with the American Arbitration Association ("AAA") asserting that certain FirstWorld parties repudiated and committed material breaches of the UTS Agreements by (i) refusing to pay certain sums except under protest, (ii) failing to timely commence or complete construction of a Demonstration Center, (iii) failing to comply with certain auditing procedures, and (iv) improperly claiming that certain maintenance and repair expenses could be offset against other payments. The City also asserted that the FirstWorld parties have breached an implied covenant of good faith and fair dealing based on the claims described above and by allegedly failing to pursue customers, by changing its business direction to that of a national Internet Service Provider and by failing to pursue contracts with neighboring municipalities. In addition to damages, the City seeks a judicial determination of its rights regarding the above matters. The City seeks such additional relief as is appropriate, including attorneys fees and costs. The FirstWorld parties filed a general denial with the AAA on April 17, 2000 denying the City's allegations and asserting a counterclaim relating to restitution of certain City employee reimbursements not properly earned under the Participation Agreement. The City filed a general denial of FirstWorld's Counterclaim on May 5, 2000. The Company believes that the FirstWorld parties are not in breach as alleged and intend to vigorously defend the City's allegations; however, there can be no assurance that an unfavorable outcome of this dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position.

Transport Logic

     In February and March of 2000, the shareholders from whom FirstWorld purchased the stock of Oregon Professional Services, Inc. doing business as Transport Logic, filed lawsuits in the Circuit Court of Oregon for the County of Multnomah, asserting claims for mandatory injunctive relief and estoppel. They assert, based upon a claim of misrepresentation, that they are entitled to an additional 326,778 shares of Series B common stock. The Company removed the lawsuits to federal court and the cases were subsequently consolidated. On April 19, 2000, the court dismissed the consolidated cases and ordered that the matters be submitted to arbitration. To date, no arbitrations have been commenced. Although litigation is inherently uncertain and there can be no assurance of the ultimate outcome of these matters, we believe we have meritorious defenses to the claims and intend to vigorously defend any actions. We cannot presently determine what impact, if any, the outcome of these matters would have on our financial position, results of operations or liquidity.

Other

     The Company is engaged in other legal actions arising in the ordinary course of its business and believes that the outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     FirstWorld is a growing network-based provider of Internet, data and communications services. Our service offerings include Internet data center services, including colocation, access, application hosting, and monitoring services; high-speed Internet access such as dedicated access and digital subscriber line ("DSL"); dial-up Internet access; web hosting and design; e-commerce solutions; and web integration and consulting services. To complement our data services, the Company also provides local and long distance telephony services in the Los Angeles metropolitan market. We have five Internet data centers ("IDCs") and are in the process of constructing several additional IDCs that will provide space for customers to colocate their equipment and house our data and Internet equipment. FirstWorld's business strategy is to offer its customers a single source solution to meet the full range of their increasingly complex Internet, data and communications needs. Using a consultative sales approach, the Company markets its services to small- and medium-sized businesses, and also selectively to larger businesses, consumers and wholesale customers.

     To date, the Company has experienced significant operating and net losses and negative cash flow from operations. To achieve positive operating margins over time, the Company must significantly increase the number of customers and increase the products and services that it can provide to its customers. It is anticipated that operating and net losses and negative cash flow from operations will continue for at least the next several years as the Company implements its growth strategy of expanding its operations. On March 8, 2000, FirstWorld completed an initial public offering and four private placement transactions. See "--Liquidity and Capital Resources."

Revenue

     The Company currently derives revenue from five primary product categories:
Internet data center and web hosting, Digital Subscriber Lines, Dedicated Internet services and other, Web integration and consulting services, and Telephony services.

Internet data center and web hosting

     IDC revenue is generated primarily by providing Internet access, application hosting, managed services, colocation and monitoring services. Our IDCs contain scalable space with redundant, scalable, high-speed connectivity to the Internet, uninterruptible power supplies, back-up generators, fire suppression, computer floors, separate cooling zones, seismically braced racks, 24 hour/7 days per week monitoring and high levels of security. We also provide colocation services in other various locations throughout the United States. The monthly fee paid by a customer is primarily based on the amount of space required to house their equipment and the related Internet connectivity, as well as any value-added services provided. We typically charge a one-time set-up fee, which is recognized at the time of installation. IDC customers typically sign a contract for at least a one-year initial service period. For web hosting revenue, we typically charge a flat rate monthly fee for shared and dedicated web hosting services based on the customer's server and network capacity requirements. We also receive fees for additional services provided to customers, such as remote monitoring and management and providing information on their site performance.

Digital Subscriber Line

     DSL delivers Internet access at speeds up to 50 times faster than a standard 56K modem. DSL revenue includes monthly recurring charges based on the modem speed and additional features. DSL customers typically sign a contract for a one-year initial service period, which becomes a month-to-month contract thereafter. These contracts may be terminated at any time; however, our customers generally remain obligated to pay for the initial contract period if they terminate within that period. Typically there are fees associated with the equipment and set-up of the DSL modems. These fees are frequently waived due to market competition. In the event we charge for the equipment and set-up, the revenue is currently recognized at the time the equipment is delivered and/or the installation is complete.

Dedicated Internet services and other

     Dedicated Internet services and other revenue is derived from providing high-speed dedicated Internet access, (DS-1, DS-3, T1, frame relay, point-to-point, etc.) and dial-up access. This category includes both the monthly recurring revenue for all dedicated services other than DSL, as well as one-time equipment sales primarily related to IDCs. Dedicated Internet and dial-up access customers pay fixed monthly charges. High-speed dedicated Internet access customers pay fixed monthly charges, and when market conditions permit, pay a one-time equipment charge and a one-time set-up fee. These charges vary depending on the type of service, the length of contract and local market conditions. Dedicated Internet access customers typically sign a contract for a one-year initial service period, which becomes a month-to-month contract thereafter. These contracts may be terminated at any time; however, our customers generally remain obligated to pay for the initial contract period if they terminate within that period.

     Revenue for all services is recognized as the service is provided. Amounts billed relating to future periods are recorded as deferred revenue and are recognized as revenue as services are rendered. To encourage potential customers to engage our services, we sometimes offer reduced prices for an initial period. Internet services revenue is primarily affected by the number of customers, price and service competition. Prices for these services have been falling and we expect prices to continue to fall.

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

     We recognize telephony services revenue in the month service is provided. Amounts billed related to future periods are recorded as deferred revenue, and are recognized as revenue when services are rendered. Telephony services revenue is primarily affected by number of customers, price and service competition. Prices for these services have been falling and we expect prices to continue to fall.

Costs and Expenses

Network and service costs

     Network and service costs include a variety of service and network operations costs. Network costs consist of backbone transport charges, payments to other communications carriers and DSL wholesalers for monthly recurring and non-recurring communications line charges incurred to provide DSL, integrated services digital network, frame relay and telephony services. Service costs include labor and materials associated with web integration and consulting services. Network and service operations costs include rent and utilities associated with IDCs, co-locations, points of presence and network operations centers. We currently enter into operating leases for a significant portion of our infrastructure and we expect this practice to continue as we enter into new markets. Labor associated with line repair and maintenance is also included in network and service costs.



Selling, general and administrative, excluding compensation charges resulting from initial public offering and amortization of deferred stock compensation

     Selling, general and administrative, excluding compensation charges resulting from initial public offering and amortization of deferred stock compensation ("SG&A") expenses are expected to increase in the future as we expand operations into new markets and execute our long-term business plan. Sales and marketing expenses include marketing salaries and benefits, commissions paid in connection with our sales programs, travel expenses, trade show expenses and promotional costs. Also included are costs associated with acquiring additional customers such as telemarketing, brochures and targeted advertising and promotional campaigns. We expect that sales and marketing expenses will continue to increase as we add additional sales and marketing personnel and further implement our business plan. General and administrative expenses include, among other things, office rent, salaries and related expenses of management and support services personnel, billing and collections, occupancy fees, consulting fees and general corporate administrative expenses. We also include non-capitalizable costs associated with the development, support and expected growth of our operational support system platforms.

Compensation charges resulting from initial public offering

     Compensation charges resulting from initial public offering relates to certain compensation which the Company's Chief Executive Officer ("CEO") has received or may be eligible to receive as a result of the closing of the Company's initial public offering. First, due to the closing of an initial public offering with gross proceeds for at least $20.0 million and a price of at least $10.00 per share prior to April 1, 2000, the CEO earned a $1.0 million cash bonus. This bonus was paid in March 2000. In addition, upon completion of our initial public offering the CEO became eligible to receive, if certain conditions are met, an $8.4 million cash bonus payable on September 30, 2001. The Company accrued $8.4 million in March 2000 associated with this bonus as we believe payment of this bonus is probable. Lastly, if the Company's Series B common stock trades in excess of $20.00 for a period of 20 consecutive trading days before October 1, 2001, the CEO may be eligible to receive, if certain conditions are met, an additional $8.4 million cash bonus also payable on September 30, 2001.

Amortization of deferred stock compensation

     Amortization of deferred stock compensation represents the first quarter non-cash expense attributable to the conversion of Stock Appreciation Rights ("SARs") to stock options and options granted during the first quarter of 2000 at less than fair market value. The Company recorded a Deferred Stock Compensation charge of approximately $18.5 million based upon the difference between the strike price and the fair market value on the date of conversion for the SARs or the grant date for the stock options. The converted SARs and options vest over approximately four years and accordingly, the Company will continue to recognize similar quarterly expenses until the end of the vesting period.

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

     Interest income primarily represents interest earned on our investments in high-grade, short-term marketable securities and cash equivalents. Marketable securities consist of commercial paper with original maturities greater than three months but less than six months. Cash equivalents consist of money market instruments and commercial paper issues with maturities less than three months. We have classified our marketable securities as held-to-maturity, as we have the intent and ability to hold these securities to maturity.

Results of Operations

Quarter Ended March 31, 2000 Compared With Quarter Ended March 31, 1999

Revenues

     Total revenue increased from $8.3 million for the quarter ended March 31, 1999 to $19.8 million for the quarter ended March 31, 2000, an increase of $11.6 million or 140%. The increase was primarily due to product expansion and customer growth in IDC and web hosting, DSL and Dedicated Internet access and increases in web integration and consulting projects. Contributing to these increases were the customers acquired as a result of the Company's 1999 acquisitions and the asset acquisition of FastLane in early 2000.

     IDC and web hosting. IDC and web hosting increased from $338,000 for the quarter ended March 31, 1999 to $2.0 million for the quarter ended March 31, 2000, an increase of $1.7 million or 490%. IDC revenue for the quarter ended March 31, 2000 was $1.1 million. There was no IDC revenue for the quarter ended March 31, 1999. Web hosting increased from $338,000 for the quarter ended March 31, 1999 to $865,000 for the quarter ended March 31, 2000, an increase of $527,000 or 156%. The increase in IDC revenue is due to the opening of our IDCs as well as an increase in colocation and managed services provided at other facilities. The increase in web hosting revenue is primarily due to a 30% growth in accounts, which is primarily attributable to the acquisitions made during the latter part of 1999.

     DSL. DSL increased from $128,000 for the quarter ended March 31, 1999 to $1.1 million for the quarter ended March 31, 2000, an increase of $1.0 million or 774%. The increase in DSL revenue is primarily due to an increase of approximately 870% in installed DSL lines since March 31, 1999, of which approximately 65% is attributable to our acquisitions.

     Dedicated Internet services and other. Dedicated Internet services and other increased from $1.9 million for the quarter ended March 31, 1999 to $6.3 million for the quarter ended March 31, 2000, an increase of $4.3 million or 222%. The increase in Dedicated Internet services and other is due to an 830% growth in dedicated access lines since March 31, 1999, of which approximately 71% of the growth is attributable to our acquisitions.

     Web integration and consulting services. Web integration and consulting services increased from $5.2 million for the quarter ended March 31, 1999 to $8.9 million for the quarter ended March 31, 2000, an increase of $3.7 million or 71%. The increase was primarily due to increased sales of data related equipment compared to March 31, 1999.

     Telephony services. Telephony services increased from $643,000 for the quarter ended March 31, 1999 to $1.6 million for the quarter ended March 31, 2000, an increase of $932,000 or 145%. The increase in Telephony services is due to a 90% increase in customer base and a 115% increase in line count compared to March 31, 1999.

Operating Expenses

     Network and service costs. Network and service costs increased from $5.7 million for the quarter ended March 31, 1999 to $15.5 million for the quarter ended March 31, 2000, an increase of $9.8 million or 171%. The increase in network and service costs is due to the opening of our IDCs, the increase in our customer base, including those customers acquired through the acquisitions and increased sales of data related equipment. The support of the customers acquired in those acquisitions increased network and service costs in aggregate by approximately $3.3 million for the quarter ended March 31, 2000.

     Selling, general and administrative, excluding compensation charges resulting from initial public offering and amortization of deferred compensation stock ("SG&A"). SG&A expenses increased from $10.9 million for the quarter ended March 31, 1999 to $23.3 million for the quarter ended March 31, 2000, an increase of $12.4 million or 114%. The SG&A of our acquisitions increased SG&A by an aggregate of approximately $3.4 million for the quarter ended March 31, 2000. Salaries and other related expenses, excluding the acquisitions, increased approximately $4.5 million for the quarter ended March 31, 2000. The increase was primarily due to the addition of 380 employees, 93 of whom were hired through acquisition activities, representing a total increase of approximately 93% when compared to the same prior year period. Also, sales and marketing expenses increased approximately $1.3 million for the quarter ended March 31, 2000 primarily due to targeted advertising and promotional campaigns. The remaining increase was due to higher overall expenses resulting from expansion of operations in accordance with the execution of our business plan.

     Compensation charges resulting from initial public offering. The $9.6 million compensation charges resulting from the initial public offering consist of expenses related to compensation that the CEO has received or may be eligible to receive as a result of the Company's initial public offering on March 8, 2000. Of the $9.6 million, $1.0 million was paid in March 2000 with the remaining amount payable, if certain conditions are met, on September 30, 2001.

     Amortization of deferred stock compensation.   The $1.8 million
amortization of deferred stock compensation represents the first quarter non-cash expense attributable to the conversion of SARs to stock options and options granted during the first quarter at less than fair market value.

     Depreciation and amortization. Depreciation and amortization expenses increased from $3.0 million for the quarter ended March 31, 1999 to $10.5 million for the quarter ended March 31, 2000, an increase of $7.5 million or 251%. This increase is primarily due to a $3.7 million increase in amortization of goodwill compared to March 31, 1999, which is associated with our acquisitions. The remaining $3.8 million increase relates primarily to depreciation associated with the IDCs and communications equipment placed in service since March 31, 1999.

Other

     Interest income. Interest income decreased from $2.4 million for the quarter ended March 31, 1999 to $1.2 million for the quarter ended March 31, 2000, a decrease of $1.2 million or 51%. The weighted average cash, cash equivalents and marketable securities balance during the quarter ended March 31, 1999 was approximately $180.7 million and decreased to a weighted average balance of approximately $77.4 million during the quarter ended March 31, 2000.

     Interest expense. Interest expense increased from $8.8 million for the quarter ended March 31, 1999 to $10.1 million for the quarter ended March 31, 2000, an increase of $1.3 million or 14%. This increase relates primarily to interest expense associated with the senior notes. The Company is not currently scheduled to make any cash interest payments on the senior notes until the year 2003. Capitalized interest for the quarters ended March 31, 2000 and 1999 was $188,000 and $141,000, respectively.

Liquidity and Capital Resources

     The Company's existing operations have required and will continue to require substantial capital investment for the construction of IDCs, installation of DSL equipment and other electronics and related equipment and the continued development of operational support system platforms. In addition, we expect to incur operating losses for at least the next several years. Such expansion will require significant additional capital for the design, development and construction of our network, business acquisitions and the funding of operating losses as a result of expanding the network into new markets.

     To date, we have satisfied our cash requirements through the private placements of debt and equity securities and through an initial public offering of our Series B common stock. From our inception through March 31, 2000, we raised approximately $360.2 million in net proceeds from the sale of equity securities and $241.8 million in net proceeds from the sale of debt securities.

     On December 2, 1999 in order to secure additional financing that was expected to become necessary during the first quarter of 2000, we entered into a 1999 Equity Investment agreement with Colorado Spectra 4, LLC ("Spectra 4"), which is an affiliate of Donald L. Sturm, Chairman of the Board. This 1999 Equity Investment agreement allowed us to require Spectra 4 to purchase up to $50.0 million of our Series B common stock at a price of $7.50 per share. In return for this agreement Spectra 4 received a $5.0 million commitment fee. In addition, the agreement also provided that if at any time the value of the cash, cash equivalents and marketable securities we held fell below $20.0 million, we would be deemed to have automatically exercised $25.0 million of this commitment. On February 7, 2000 we gave notice that this condition had been met and on February 10, 2000 we sold 3,333,333 shares of Series B common stock to Spectra 4 under the automatic trigger provision of the agreement for $25.0 million and paid Spectra 4 the $5.0 million commitment fee. This agreement expired upon the closing of our initial public offering.

     On February 3, 2000 we issued 470,092 shares of Series B common stock upon the exercise of a warrant at a price of $3.83 per share, resulting in proceeds to FirstWorld of $1.8 million. On March 8, 2000 we issued 800,000 shares of Series B common stock upon the exercise of a warrant at a price of $3.00 per share, resulting in proceeds to the Company of $2.4 million.

     On March 8, 2000, we completed an initial public offering by selling 11.5 million shares of Series B common stock at a price of $15.81 per share, net of underwriting discount of $1.19 per share, resulting in net proceeds to the Company of $181.1 million. Concurrent with the initial public offering, we completed four private placements (discussed below) by selling our Series B common stock at a price $15.81, which is the initial public offering price net of the underwriting discount, resulting in aggregate proceeds to the Company of $91.5 million. Summaries of each of these private placements are as follows:

     . Texas Pacific Group. TPG FirstWorld I LLC, an affiliate of Texas Pacific Group purchased 3,162,555 shares of our Series B common stock at a price of $15.81 per share, resulting in proceeds of $50.0 million.

     . Microsoft Corporation. Microsoft purchased 759,013 shares of our Series B common stock at a price of $15.81 per share, resulting in proceeds of $12.0 million. Concurrent with this transaction, Microsoft received a five-year warrant to purchase 529,260 shares of Series B common stock, at a price of $21.25 per share and the Company also entered into a business relationship with Microsoft. As a result, we recorded a deferred, non-cash charge related to this warrant of approximately $2.4 million, determined using the Black-Scholes Option Pricing Model. Such deferred, non-cash charge will be amortized into SG&A over the term of this relationship expected to be two to three years.

     . SAIC Venture Capital Corporation. SAIC Venture Capital Corporation, an affiliate of Science Applications International Corporation, purchased 1,233,397 shares of our Series B common stock at a price of $15.81 per share, resulting in proceeds of $19.5 million.

     . Lucent Technologies Inc. Lucent purchased 632,511 shares of our Series B common stock at a price of $15.81 per share, resulting in proceeds of $10.0 million.

     As of March 31, 2000, we had $289.8 million of cash, cash equivalents and marketable securities, and an accumulated deficit of $222.1 million.

     For the quarters ended March 31, 2000 and 1999, capital expenditures were $31.8 million and $8.8 million, respectively. Our Statements of Cash Flows for the quarters ended March 31, 2000 and 1999 have been adjusted to remove accruals associated with capital expenditures. Capital expenditures represent the cash paid for property and equipment. Capital expenditures, including accounts payable accruals, were $27.8 million and $5.7 million for the quarter ended March 31, 2000 and 1999, respectively.

     The Company believes that our existing cash, cash equivalents and marketable securities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. Thereafter, we may require additional funds to support our working capital and capital expenditure requirements and may seek to raise additional funds through public or private equity or debt financing or other sources for such requirements and acquisitions of technologies, companies and development of our existing and new services. Any additional financing we may need may not be available on terms favorable to us, or at all.

     The Company's most significant sources and uses of funds for the three months ended March 31, 2000 are as follows (000s):


Sources of funds:
     Net proceeds from initial public offering                            $181,059
     Proceeds from private placements                                       91,500
     Maturities of held-to-maturity marketable securities                   20,615
     Net proceeds from 1999 Equity Investment                               20,000
     Proceeds from the exercise of stock options and warrants                4,513
                                                                          --------
          Total sources of cash                                           $317,687
                                                                          ========

Uses of funds:
     Purchases of held-to-maturity marketable securities                  $ 58,865
     Purchase of property and equipment                                     31,797
     Net cash used by operating activities                                  21,994
     Acquisition of assets and intangibles                                   2,400
     Payments associated with debt and capital leases                          283
                                                                          --------
          Total uses of cash                                              $115,339
                                                                          ========




    The substantial capital investment and the funding of the Company's operations have resulted in negative cash flow since its inception. The Company expects to continue to experience negative cash flow for the foreseeable future due to its capital expenditure plan and continued operating losses and other activities associated with the development of the Company's markets. There can be no assurance that break-even cash flow can be attained in subsequent periods. Until sufficient cash flow is generated, the Company will be required to use its current and future capital resources to meet its cash flow requirements and may be required to issue additional debt and/or equity securities. The Company believes that it currently has sufficient capital to support 2000 operations and to execute its capital expenditure plan into early 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has limited exposure to financial market risks, including changes in interest rates. The fair value of our investment portfolio or related income would not be significantly impacted by a small increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. Our investment portfolio primarily consists of money market funds and commercial paper. An increase or decrease in interest rates would not significantly increase or decrease interest expense on debt obligations due to the fixed nature of our debt obligations. We do not currently have any significant foreign operations and thus are not currently materially exposed to foreign currency fluctuations.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

City of Anaheim

     See the Company's Annual Report filed on Form 10-K for the year ended December 31, 1999 for prior discussion of litigation with the City of Anaheim. On March 22, 2000, the City of Anaheim filed a Statement of Claim with the American Arbitration Association ("AAA") asserting that certain FirstWorld parties repudiated and committed material breaches of the UTS Agreements by (i) refusing to pay certain sums except under protest, (ii) failing to timely commence or complete construction of a Demonstration Center, (iii) failing to comply with certain auditing procedures, and (iv) improperly claiming that certain maintenance and repair expenses could be offset against other payments. The City also asserted that the FirstWorld parties have breached an implied covenant of good faith and fair dealing based on the claims described above and by allegedly failing to pursue customers, by changing its business direction to that of a national Internet Service Provider and by failing to pursue contracts with neighboring municipalities. In addition to damages, the City seeks a judicial determination of its rights regarding the above matters. The City seeks such additional relief as is appropriate, including attorneys fees and costs. The FirstWorld parties filed a general denial with the AAA on April 17, 2000 denying the City's allegations and asserting a counterclaim relating to restitution of certain City employee reimbursements not properly earned under the Participation Agreement. The City filed a general denial of FirstWorld's Counterclaim on May 5, 2000. The Company believes that the FirstWorld parties are not in breach as alleged and intend to vigorously defend the City's allegations; however, there can be no assurance that an unfavorable outcome of this dispute would not have a material adverse effect on the Company's results of operations, liquidity or financial position.

Transport Logic

     In February and March of 2000, the shareholders from whom FirstWorld purchased the stock of Oregon Professional Services, Inc. doing business as Transport Logic, filed lawsuits in the Circuit Court of Oregon for the County of Multnomah, asserting claims for mandatory injunctive relief and estoppel. They assert, based upon a claim of misrepresentation, that they are entitled to an additional 326,778 shares of Series B common stock. The Company removed the lawsuits to federal court and the cases were subsequently consolidated. On April 19, 2000, the court dismissed the consolidated cases and ordered that the matters be submitted to arbitration. To date, no arbitrations have been commenced. Although litigation is inherently uncertain and there can be no assurance of the ultimate outcome of these matters, we believe we have meritorious defenses to the claims and intend to vigorously defend any actions. We cannot presently determine what impact, if any, the outcome of these matters would have on our financial position, results of operations or liquidity.

Other

The Company is engaged in other legal actions arising in the ordinary course of its business and believes that the outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Exhibit 27.1  Financial Data Schedule

         (b) No reports on Form 8-K were filed in the three-month period ended March 31, 2000.

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



                                           FIRSTWORLD COMMUNICATIONS, INC.,
                                           a Delaware corporation
                                           (Registrant)




                  SIGNATURE                                            TITLE                                   DATE
                  ---------                                            -----                                   ----

/s/  SHELDON S. OHRINGER                          President, Chief Executive Officer and Director          May 12, 2000
----------------------------------------------
Sheldon S. Ohringer                               (Principal Executive Officer)


/s/  PAUL C. ADAMS                                Vice President of Finance, Treasurer and Assistant       May 12, 2000
----------------------------------------------
Paul C. Adams                                     Secretary (Principal Financial and Accounting
                                                  Officer)