Form 10-Q
period 2000-06-30
FIRSTWORLD COMMUNICATIONS INC
filed 2000-08-11
CIK 1061583

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ________________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                [X] YES [ ] NO

  AS OF AUGUST 1, 2000, THE REGISTRANT'S OUTSTANDING COMMON STOCK CONSISTED OF 5,101,831 SHARES OF SERIES A COMMON STOCK AND 46,249,308 SHARES OF SERIES B COMMON STOCK.

FIRSTWORLD COMMUNICATIONS, INC.
INDEX

                                                                                    PAGE
                                                                                  ---------
FORWARD-LOOKING STATEMENTS                                                            3

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
   Consolidated Balance Sheets at June 30, 2000 (unaudited) and
     December 31, 1999..........................................................      4
   Consolidated Statements of Operations (unaudited) for the
     three months ended June 30, 2000 and 1999 and
     six months ended June 30, 2000 and 1999....................................      5
   Consolidated Statement of Stockholders' Equity (Deficit) (unaudited)
     for the six months ended June 30, 2000.....................................      6
   Consolidated Statements of Cash Flows (unaudited) for the
     six months ended June 30, 2000 and 1999....................................      7
   Notes to Consolidated Financial Statements (unaudited).......................      8

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations....................................................     15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............     21

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings......................................................     22
Item 4.  Submission of Matters to a Vote of Security Holders....................     23
Item 6.  Exhibits and Reports on Form 8-K.......................................     23

SIGNATURES......................................................................     24

FORWARD-LOOKING STATEMENTS

     All statements contained herein, as well as statements made in press releases and oral statements that may be made by the Company or by officers, directors or employees of the Company acting on its behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Among the factors that could cause actual results to differ materially are the following: an increase in competition; the introduction of new technologies and competitors into the Internet and telephony businesses; a consolidation of existing Internet and telephony competitors; a change in the regulations governing the industry; failure to develop products and services or failure of products and services to perform as desired; failure to achieve sales; failure to achieve substantial increases in demand for Internet data center products and services; general business and economic conditions; an adverse change of the Company's relationships with vendors; failure to open or open timely any Internet data center; inability to locate purchasers for the potential sale of certain business segments; an unexpected business interruption due to the failure of third parties to remediate Year 2000 issues; an adverse outcome in litigation discussed herein; the inability of the Company to retain necessary authorizations from the Federal Communications Commission ("FCC") or state public utility commissions; and other risk factors described from time to time in the Company's registration statements or reports filed with the United States Securities and Exchange Commission. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements that include the terms "believes," "belief," "expects," "plans," "anticipates," "intends" or the like to be uncertain and forward-looking. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. In this context, investors should consider the risks described herein. The Company assumes no obligation to update forward-looking statements.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FIRSTWORLD COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                               JUNE 30,      DECEMBER 31,
                                                                                                 2000            1999
                                                                                             ------------    -----------
                                                                                              (UNAUDITED)
                                            ASSETS
Current assets:
  Cash and cash equivalents................................................................   $  58,181      $  28,608
  Marketable securities....................................................................     171,771         20,615
  Accounts receivable, net.................................................................      12,845         11,551
  Due from affiliates......................................................................          --          3,240
  Prepaid expenses and other...............................................................      11,364          3,773
  Revenues in excess of billings...........................................................       1,999          1,628
                                                                                              ---------      ---------
        Total current assets...............................................................     256,160         69,415
                                                                                              ---------      ---------

Property and equipment.....................................................................     209,464        136,223
Accumulated depreciation, property and equipment...........................................     (24,980)       (13,062)
                                                                                              ---------      ---------
        Net property and equipment.........................................................     184,484        123,161
Goodwill and intangibles, net..............................................................      42,119         48,858
Long-haul rights, not in service...........................................................      10,323         11,060
Deferred financing costs, net..............................................................       6,895          7,340
Other assets...............................................................................       3,392          1,949
                                                                                              ---------      ---------
        Total assets.......................................................................   $ 503,373      $ 261,783
                                                                                              =========      =========


                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable.........................................................................   $  27,215      $  28,521
  Compensation payable.....................................................................       8,537             --
  Deferred revenue.........................................................................       3,736          3,950
  Accrued payroll related liabilities......................................................       4,129          3,994
  Other accrued expenses...................................................................       4,912          9,913
  Capital lease obligations, current portion...............................................         307            468
  Long-term debt, current portion..........................................................          59             87
                                                                                              ---------      ---------
        Total current liabilities..........................................................      48,895         46,933
                                                                                              ---------      ---------

Long-term debt, net of current portion and discount........................................     313,992        294,034
Capital lease obligations, including interest, net of current portion......................       7,484          7,616
                                                                                              ---------      ---------
        Total liabilities..................................................................     370,371        348,583
                                                                                              ---------      ---------

Stockholders' equity (deficit):
  Preferred stock, $.0001 par value per share, 10,000,000 shares authorized;
      no shares outstanding................................................................          --             --
  Common stock, voting, $.0001 par value, 500,000,000 shares authorized;
      Series A, 10,135,164 shares designated;
        5,101,831 and 10,135,164 shares issued and outstanding at June 30, 2000
        and December 31, 1999, respectively................................................           1              1
      Series B, 489,864,836 shares designated;
        46,246,343 and 18,663,358 shares issued and outstanding at June 30, 2000   and
        December 31, 1999, respectively....................................................           4              2

  Additional paid-in capital...............................................................     409,920         85,703
  Deferred stock compensation..............................................................     (15,310)            --
  Stockholder receivables..................................................................          --            (45)
  Accumulated deficit......................................................................    (261,613)      (172,461)
                                                                                              ---------      ---------
        Total stockholders' equity (deficit)...............................................     133,002        (86,800)
                                                                                              ---------      ---------
        Total liabilities and stockholders' equity.........................................   $ 503,373      $ 261,783
                                                                                              =========      =========

                See notes to consolidated financial statements.

FIRSTWORLD COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                -------------------------------     -------------------------------
                                                                JUNE 30, 2000     JUNE 30, 1999     JUNE 30, 2000     JUNE 30, 1999
                                                                -------------     -------------     -------------     -------------
Revenue:
 Internet data center.........................................  $       1,929     $          --     $       3,133     $          --
 Internet services............................................          7,803             3,865            15,970             6,277
 Web integration and consulting services......................          6,632             7,124            15,527            12,331
 Telephony services...........................................          1,734             1,189             3,309             1,832
                                                                -------------     -------------     -------------     -------------
   Total revenue..............................................         18,098            12,178            37,939            20,440
                                                                -------------     -------------     -------------     -------------

Costs and expenses:
 Network and service costs                                             16,099             8,886            31,552            14,582
 Selling, general and administrative expenses, excluding
   compensation charges resulting from initial public
   offering and amortization of deferred stock
   compensation...............................................         27,837            13,723            51,151            24,635
 Compensation charges resulting from initial public
   offering...................................................             --                --             9,554                --
 Amortization of deferred stock compensation..................          1,379                --             3,170                --
 Depreciation and amortization................................         11,884             4,325            22,366             7,314
                                                                -------------     -------------     -------------     -------------
   Total costs and expenses...................................         57,199            26,934           117,793            46,531
                                                                -------------     -------------     -------------     -------------

Loss from operations..........................................        (39,101)          (14,756)          (79,854)          (26,091)

Other income (expense):
 Gain on sale of assets.......................................          5,501                --             5,501                --
 Interest income..............................................          4,265             2,047             5,441             4,448
 Interest expense.............................................        (10,144)           (9,698)          (20,240)          (18,528)
                                                                -------------     -------------     -------------     -------------
   Total other expense........................................           (378)           (7,651)           (9,298)          (14,080)
                                                                -------------     -------------     -------------     -------------

Net loss......................................................  $     (39,479)    $     (22,407)    $     (89,152)    $     (40,171)
                                                                =============     =============     =============     =============
Basic and diluted net loss per common share...................  $        (.77)    $        (.82)    $       (2.05)    $       (1.49)
                                                                =============     =============     =============     =============
Weighted average shares outstanding, basic and diluted........     51,252,275        27,183,732        43,575,244        26,952,176
                                                                =============     =============     =============     =============

                See notes to consolidated financial statements.

FIRSTWORLD COMMUNICATIONS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED) (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                        Total
                                       Series A           Series B                                Stock-                Stock-
                                     Common Stock       Common Stock     Additional    Deferred   holder    Accum-      holders'
                                 ------------------  ------------------   Paid-in    Stock Comp-  Receiv-   ulated      Equity
                                   Shares    Amount    Shares    Amount   Capital      ensation   ables     Deficit    (Deficit)
                                ----------   ------  ----------  ------  ----------  -----------  -------   ---------  ---------
Balance at January 1, 2000..... 10,135,164   $    1  18,663,358  $    2  $   85,703  $        --   $  (45)  $(172,461) $ (86,800)
  Series A common stock
  converted  to Series B
  common stock................. (5,033,333)      --   5,033,333      --          --           --       --          --         --
Issuance of common stock in
  conjunction with initial
  public offering, net of
  offering costs of  $1,859....         --       --  11,500,000       2     180,955           --       --          --    180,957
Issuance of common stock in
  conjunction with private
  placements...................         --       --   5,787,476      --      91,500           --       --          --     91,500
Issuance of common stock in
  conjunction with 1999
  Equity Investment............         --       --   3,333,333      --      25,000           --       --          --     25,000
Issuance of common stock
  upon exercise of options,
  warrants and stock in-lieu of
  bonuses......................         --       --   1,928,843      --       5,881           --       --          --      5,881
Warrants issued in
  conjunction with private
  placements...................         --       --          --      --       2,401           --       --          --      2,401
Deferred compensation from
  conversion of stock
  appreciation rights and
  grants of stock options......         --       --          --      --      18,480      (18,480)      --          --         --
Amortization of deferred
  stock compensation...........         --       --          --      --          --        3,170       --          --      3,170
Write-off stockholder
  receivables..................         --                   --      --          --           --       45          --         45
Net loss.......................         --       --          --      --          --           --       --     (89,152)   (89,152)
                                ----------   ------  ----------  ------  ----------  -----------  -------   ---------  ---------
Balance at June 30, 2000.......  5,101,831   $    1  46,246,343  $    4  $  409,920  $   (15,310) $    --   $(261,613) $ 133,002
                                ==========   ======  ==========  ======  ==========  ===========  =======   =========  =========

                See notes to consolidated financial statements.

FIRSTWORLD COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)


                                                                                                 SIX MONTHS ENDED
                                                                                              ---------------------
                                                                                               JUNE 30,    JUNE 30,
                                                                                                2000        1999
                                                                                              ---------   ---------
Cash flows from operating activities:
  Net loss..................................................................................  $ (89,152)  $ (40,171)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation and amortization expense...................................................     22,366       7,314
    Accretion of senior notes...............................................................     19,101      17,320
    Compensation charges resulting from initial public offering.............................      8,537          --
    Amortization of deferred stock compensation.............................................      3,170          --
    Amortization of deferred financing costs................................................        445         474
    Gain on sale of assets..................................................................     (5,501)         --
    Other non-cash charges..................................................................        492          --
    Changes in assets and liabilities, net of effects of acquisitions:
      Accounts receivable...................................................................      2,034      (1,232)
      Other assets..........................................................................     (7,387)     (1,030)
      Accounts payable......................................................................     (4,299)     (1,944)
      Deferred revenue......................................................................       (214)       (337)
      Accrued payroll and related liabilities...............................................        135       1,380
      Other liabilities.....................................................................       (241)      1,948
                                                                                              ---------   ---------
        Net cash used by operating activities...............................................    (50,514)    (16,278)
                                                                                              ---------   ---------

Cash flows from investing activities:
  Purchases of held-to-maturity marketable securities.......................................   (191,432)   (153,222)
  Maturities of held-to-maturity marketable securities......................................     40,276     205,457
  Purchases of property and equipment.......................................................    (71,276)    (18,410)
  Proceeds from sale of assets..............................................................      7,230          --
  Acquisitions, net of cash acquired........................................................         --     (22,096)
  Acquisition of assets and intangibles.....................................................     (2,400)         --
                                                                                              ---------   ---------
        Net cash provided (used) by investing activities....................................   (217,602)     11,729
                                                                                              ---------   ---------

Cash flows from financing activities:
  Net proceeds from initial public offering.................................................    180,957          --
  Proceeds from private placements..........................................................     91,500          --
  Net proceeds from 1999 Equity Investment..................................................     20,000          --
  Proceeds from exercise of stock options and warrants......................................      5,686         719
  Principal payments of debt and capital leases.............................................       (454)     (1,580)
                                                                                              ---------   ---------
        Net cash provided (used) by financing activities....................................    297,689        (861)
                                                                                              ---------   ---------

Net increase (decrease) in cash and cash equivalents........................................     29,573      (5,410)
Cash and cash equivalents, beginning of period..............................................     28,608      29,659
                                                                                              ---------   ---------
Cash and cash equivalents, end of period....................................................  $  58,181   $  24,249
                                                                                              =========   =========

Supplemental cash flow information:
  Effects of acquisitions:
   Assets acquired..........................................................................  $      --   $  29,268
   Liabilities assumed......................................................................         --      (4,856)
   Common stock issued......................................................................         --      (2,316)
   Less cash paid...........................................................................         --     (22,334)
                                                                                              ---------   ---------
        Net cash acquired from acquisitions.................................................  $      --   $    (238)
                                                                                              =========   =========

                See notes to consolidated financial statements.

FIRSTWORLD COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of FirstWorld Communications, Inc. and its wholly owned subsidiaries, (collectively, the "Company", "FirstWorld", "its", "we" and "our"). All significant intercompany transactions and balances have been eliminated in consolidation.

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


     If the Company's available cash resources are not sufficient to fund all of the Company's operating expenses and capital expenditures including expansion of its Internet date centers ("IDCs") to additional markets, the Company will require additional capital. In addition, depending on market conditions, the Company may decide to raise additional capital from time to time. The Company may obtain additional funding through the public or private sale of debt and/or equity securities or through securing vendor financing and/or a bank credit facility. However, there can be no assurance that the Company will obtain such funding.


2.   ACCOUNTING POLICIES

Loss per share of common stock

     The Company calculates net loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). In accordance with SFAS No. 128, basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. SFAS No. 128 dictates that the computation of earnings per share shall not assume conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on earnings per share. Since the Company has incurred only net losses, the inclusion of any stock options or warrants in the calculation of loss per share would be anti-dilutive. However, if the securities were not anti-dilutive they would increase the number of shares outstanding by approximately 3.1 million and 4.2 million options for the three and six months ended June 30, 2000, respectively and approximately 17.9 million and 19.8 million warrants for the three and six months ended June 30, 2000, respectively compared to approximately 5.8 million and 5.4 million options for the three and six months ended June 30, 1999, respectively and approximately 25.1 million warrants for both the three and six months ended June 30, 1999.

Long-haul network rights

     The Company acquired rights to use a long-haul network at OC-3 level capacity to connect up to 15 cities on a nationwide long-haul network being developed by Enron Communications, Inc. now known as Enron Broadband Services, Inc. ("Enron"). On May 23, 2000, the Company placed into service an OC-3 connection between Salt Lake City and Portland. The Company anticipates placing two additional OC-3 connections into service during the first quarter of 2001. It is anticipated that the network connecting up to 12 additional cities will be placed into service in accordance with our agreement with Enron. Long-haul rights placed into service are included in Goodwill and Intangibles in the accompanying financial statements.

Allowance for doubtful accounts

     The allowance for doubtful accounts was $3.0 million and $2.6 million at June 30, 2000 and December 31, 1999, respectively.

Recent Accounting Pronouncements

     On December 6, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements. On June 26, 2000, the SEC staff issued Staff Accounting Bulletin No. 101B, which delays the implementation date of SAB 101 until no later than the fourth quarter of 2000 and requires the application of the principles retroactively on transactions occurring after December 31, 1999. The Company will adopt SAB 101 during the fourth quarter of 2000 and accordingly, will report the cumulative effect of the application of SAB 101 for periods prior to December 31, 1999; however, such cumulative effect is not expected to be material. The Company is in the process of determining the impact of adopting SAB 101. The Company believes there will be an impact in 2000; however, the effect on the results of its operations and financial position are not expected to be material.

3.   SHAREHOLDERS' EQUITY

Initial Public Offering

     On March 8, 2000, we completed an initial public offering by selling 11.5 million shares of Series B common stock at a price of $15.81 per share, net of underwriting discount of $1.19 per share, resulting in proceeds to the Company of $181.1 million. The Company incurred approximately $1.9 million of costs associated with our initial public offering.

Private Placements

     On March 8, 2000, concurrent with the initial public offering, we completed four private placements (outlined below) by selling our Series B common stock at a price of $15.81, which is the initial public offering price net of the underwriting discount, resulting in aggregate proceeds to the Company of $91.5 million as follows:

                  Private Placement        Shares Issued  Net Proceeds
            -----------------------------  -------------  ------------
            Texas Pacific Group                3,162,555  $ 50,000,000
            SAIC Venture Capital Corp.         1,233,397    19,500,000
            Microsoft Corporation                759,013    12,000,000
            Lucent Technologies Inc.             632,511    10,000,000
                                           -------------  ------------
              Total                            5,787,476  $ 91,500,000
                                           =============  ============

     Concurrent with this transaction, Microsoft received a five-year warrant to purchase 569,260 shares of Series B common stock, at a price of $21.25 per share and the Company also entered into a business relationship with Microsoft. As a result, we recorded a deferred, non-cash charge related to this warrant of approximately $2.4 million, determined using the Black-Scholes Option Pricing Model. Such deferred, non-cash charge will be amortized into selling, general and administrative expense over the two-year term of this relationship.

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

Authorized shares of common stock

     The Company's Certificate of Incorporation was amended by the stockholders at the Company's 2000 Annual Meeting of Stockholders' on June 12, 2000, to increase the authorized number of shares of common stock of the Company from 100,000,000 shares, $0.0001 par value per share, to 500,000,000 shares, $0.0001 par value per share, and to increase the number of shares designated as Series B common stock from 89,864,836 to 489,864,836.

Amendment of the 1999 Equity Incentive Plan

     The number of shares reserved for issuance under the Company's 1999 Equity Incentive Plan (the "Plan") was amended by the stockholders at the Company's 2000 Annual Meeting of Stockholders' on June 12, 2000, to increase the number of shares reserved under the Plan by 8,200,000 shares bringing the total number of shares reserved to 13,200,000. The Company has instituted an incentive plan aimed at retaining employees that we anticipate will include the issuance of approximately 2.5 million stock options at fair market value.

4.   BUSINESS ACQUISITIONS AND GAIN ON SALE OF ASSETS

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

Sale of fiber optic rights

     On June 1, 2000, the Company sold certain fiber optic rights for approximately $7.2 million resulting in a $5.5 million gain and the Company retained the right to use four strands of fiber pursuant to an Indefeasible Right of Use Agreement with the new owner.


Pro forma acquisition information

     Pro forma acquisition information represents unaudited results of operations of the Company as if the acquisitions had occurred on January 1, 1999. For the three and six months ended June 30, 1999, revenue, net loss and net loss per common share would have been $16.3 million, $29.5 million, $26.2 million, $48.1 million and $(.96) and $(1.78), respectively. These pro forma results do not necessarily represent results that would have occurred if the consolidated acquisitions had taken place as of January 1, 1999, nor are they necessarily indicative of the results of future operations.

5.   BUSINESS SEGMENTS

     The Company operates in the United States of America and conducts transactions through five primary segments: IDC, Internet Services, Web Integration, Telephony and Corporate. Senior management evaluates and makes operating decisions about each of these operating segments. The Company currently does not report assets by business segment and, therefore, asset information is not presented by segment, Inter-segment revenues were not material for any period presented.

     IDC. The Company's IDC segment represents services such as colocation, Internet access, managed services, application hosting and monitoring services. As of June 30, 2000, we are operating eight IDCs totaling approximatley 169,000 gross square feet and are in the process of constructing two additional IDCs.

     Internet Services. The Internet services segment represents high-speed Internet access such as dedicated access and digital subscriber line ("DSL"); dial-up Internet access; shared Web hosting and related equipment sales.

     Web Integration. The Web integration segment represents Optec's operations and includes activities related to network consulting, design, integration, equipment sales and, on a limited basis, Internet service.

     Telephony. The Telephony segment represents certain of the Company's Southern California operating subsidiaries, excluding the operations associated with its Intelenet acquisition and IDCs. The majority of this segment's operations are telephony related; although it also includes certain Internet services and Web integration operations.

     The selling, general and administrative expenses shown for each of the above listed segments represent specifically identifiable direct costs. These costs include, among other things, office rent and certain sales and support staff housed in the various locations. Included in Internet Services' and Web integration's depreciation and amortization is goodwill amortization associated with the acquistions.

     Corporate. The Corporate segment represents direct and indirect costs incurred by the corporate headquarters. The Company does not currently allocate these costs among business segments. Accordingly, selling, general and administrative expense presented for the Corporate segment includes, among other items, costs related to selling, marketing, customer care, provisioning, billing and collections, information technology, general management and overhead and other administrative expenses. The Corporate segment includes one-time royalty revenue related to a patent it owns, as well as, all the eliminating intercompany transactions.


                                                                    Internet
                                                                      Data     Internet      Web
                    Three months ended June 30, 2000                 Centers   Services  Integration Telephony  Corporate   Total
-------------------------------------------------------------------- -------   --------  ----------- ---------  ---------   -----
                                                                                        (in thousands)
Revenue:
 Internet data center............................................... $ 1,929   $      -   $      -   $      -   $      -   $  1,929
 Internet services..................................................       -      6,808        180        815          -      7,803
 Web integration and consulting services............................       -          -      6,007        225        400      6,632
 Telephony services.................................................       -          -          -      1,734          -      1,734
                                                                     -------   --------   --------   --------   --------   --------
  Total revenue.....................................................   1,929      6,808      6,187      2,774        400     18,098
Gross margin........................................................    (513)     1,623      1,171       (682)       400      1,999
SG&A (1)............................................................     315      5,998      3,630      3,669     14,225     27,837
Amortization of deferred stock compensation.........................       -          -          -          -      1,379      1,379
Depreciation and amortization.......................................     280      5,762        268      2,291      3,283     11,884
Gain on sale of assets..............................................       -          -          -          -      5,501      5,501
Interest income.....................................................       -          -          -          -      4,265      4,265
Interest expense....................................................       -          -          -        317      9,827     10,144
                                                                     -------   --------   --------   --------   --------   --------
Net loss............................................................ $(1,108)  $(10,137)  $ (2,727)  $ (6,959)  $(18,548)  $(39,479)
                                                                     =======   ========   ========   ========   ========   ========
(1) Represents selling, general and administrative expense, excluding compensation charges resulting from initial public offering and amortization of deferred stock compensation.

                                                                    Internet
                                                                      Data     Internet      Web
                    Three months ended June 30, 1999                 Centers   Services  Integration Telephony  Corporate   Total
-------------------------------------------------------------------- -------   --------  ----------- ---------  ---------   -----
                                                                                        (in thousands)
Revenue:
 Internet data center............................................... $     -   $      -   $      -   $      -   $      -   $      -
 Internet services..................................................       -      3,279          5        581          -      3,865
 Web integration and consulting services............................       -          -      6,519        605          -      7,124
 Telephony services.................................................       -          -          -      1,189          -      1,189
                                                                     -------   --------   --------   --------   --------   --------
  Total revenue.....................................................       -      3,279      6,524      2,375          -     12,178
Gross margin........................................................       -      2,357      1,119       (184)         -      3,292
Selling, general and administrative.................................       -      2,421      1,478      3,641      6,183     13,723
Depreciation and amortization.......................................       -      1,854        174      1,919        378      4,325
Interest income.....................................................       -          -          -          -      2,047      2,047
Interest expense....................................................       -          -          -        308      9,390      9,698
                                                                     -------   --------   --------   --------   --------   --------
Net loss............................................................ $     -   $ (1,918)  $   (533)  $ (6,052)  $(13,904)  $(22,407)
                                                                     =======   ========   ========   ========   ========   ========



                                                                    Internet
                                                                      Data     Internet      Web
                      Six months ended June 30, 2000                 Centers   Services  Integration Telephony  Corporate   Total
-------------------------------------------------------------------- -------   --------  ----------- ---------  --------- ---------
                                                                                        (in thousands)
Revenue:
 Internet data center............................................... $ 3,133   $      -  $         -  $      -  $       -  $  3,133
 Internet services..................................................       -     14,270          180     1,520          -    15,970
 Web integration and consulting services............................       -          -       14,513       614        400    15,527
 Telephony services.................................................       -          -            -     3,309          -     3,309
                                                                     -------   --------  ----------- ---------  --------- ---------
  Total revenue.....................................................   3,133     14,270       14,693     5,443        400    37,939
Gross margin........................................................      89      4,285        2,586      (973)       400     6,387
SG&A(1).............................................................     401     12,025        5,370     9,010     24,345    51,151
Compensation charges resulting from IPO.............................       -          -            -         -      9,554     9,554
Amortization of deferred stock compensation.........................       -          -            -         -      3,170     3,170
Depreciation and amortization.......................................     283     11,558          534     4,367      5,624    22,366
Gain on sale of assets..............................................       -          -            -         -      5,501     5,501
Interest income.....................................................       -          -            -         -      5,441     5,441
Interest expense....................................................       -          -            -       633     19,607    20,240
                                                                     -------   --------  ----------- ---------  --------- ---------
Net loss............................................................  $ (595)  $(19,298) $    (3,318) $(14,983) $ (50,958) $(89,152)
                                                                     =======   ========  =========== =========  ========= =========

(1) Represents selling, general and administrative expense, excluding compensation charges resulting from initial public offering and amortization of deferred stock compensation.

                                                                    Internet
                                                                      Data     Internet      Web
                      Six months ended June 30, 1999                 Centers   Services  Integration Telephony  Corporate   Total
-------------------------------------------------------------------- -------   --------  ----------- ---------  --------- ---------
                                                                                        (in thousands)
Revenue:
 Internet data center............................................... $     -   $      -  $         -  $      -  $       -  $      -
 Internet services..................................................       -      5,227            5     1,045          -     6,277
 Web integration and consulting services............................       -          -       11,331     1,000          -    12,331
 Telephony services.................................................       -          -            -     1,832          -     1,832
                                                                     -------   --------  ----------- ---------  --------- ----------
  Total revenue.....................................................       -      5,227       11,336     3,877          -    20,440
Gross margin........................................................       -      3,665        2,658      (465)         -     5,858
Selling, general and administrative.................................       -      3,497        3,112     7,703     10,323    24,635
Depreciation and amortization.......................................       -      3,163          528     3,007        616     7,314
Interest income.....................................................       -          -            -         -      4,448     4,448
Interest expense....................................................       -          -            -       608     17,920    18,528
                                                                     -------   --------  ----------- ---------  --------- ----------
Net loss............................................................ $     -  $  (2,995)  $     (982) $(11,783) $ (24,411) $(40,171)
                                                                     =======   ========  =========== =========  ========= =========

6.  SUBSEQUENT EVENTS

Resignation of Chief Executive Officer and Compensation charges resulting from initial public offering

    On July 3, 2000, Sheldon S. Ohringer resigned as President and Chief Executive Officer. On July 10, 2000, approximately $1.4 million of compensation, of which approximately $700,000 had been previously accrued, was paid to the former CEO pursuant to the terms of his employment agreement and Separation and Settlement Agreement. Donald L. Sturm, who currently owns approximately 28% of the Company's Series A and B common stock and serves as Chairman of FirstWorld's Board of Directors, will serve as interim President and CEO. In addition, Mr. Ohringer resigned all of his positions on the Company's Board of Directors and Board Committees.

    Compensation charges resulting from our initial public offering relate to certain compensation which the Company's former CEO has received as a result of the Company's closing of its initial public offering. First, due to the closing of an initial public offering with gross proceeds of at least $20.0 million and a price of at least $10.00 per share prior to April 1, 2000, the former CEO was paid a $1.0 million cash bonus in March 2000. Also upon completion of our initial public offering at a price of at least $12.50 per share prior to April 1, 2000, the former CEO was paid an additional $8.4 million cash bonus on July 10, 2000.

San Francisco Internet data center

   The Company had previously announced plans to open an IDC in San Francisco in the fourth quarter of 2000, however, due to insurmountable site issues, we have decided not to pursue this IDC location. The Company is currently quantifying costs, including equipment, which could be re-deployed to another IDC or otherwise recovered. However, we anticipate a charge between $300,000 and $600,000 during the third quarter of 2000 to write-off engineering costs and other similar costs that are not recoverable. The Company delivered a notice to the landlord terminating this lease. The landlord is disputing the Company's right to terminate. As a result of the Company's termination of the lease, our total anticipated gross IDC square footage is reduced by approximately 40,000 square feet to 250,000 square feet by end of 2000.

   Although the Company believes that it is or will be relieved of its obligations under the lease and vigorously disputes the landlord's contention that the Company does not have the right to terminate the leases; due to the inherent uncertainty in these types of issues, there can be no assurrance that the Company will not continue to be obligated to make some or all of the future lease payments.

write-off engineering costs and other similar costs that are not recoverable. The Company is currently negotiating the termination of this lease, which accordingly reduces our total anticipated gross IDC square footage by approximately 40,000 square feet to 250,000 square feet.

Business Segment Evaluation

     The Company has completed evaluations of its business segments and available capital and has decided to focus on its IDC business segment. Based upon the results of these evaluations and rapidly evolving market conditions for these products and services, we believe that in order to achieve the desired margins on Internet services, Web integration and Telephony services, we would need to significantly expand the customer base and potentially the number and types of products offered. To implement this strategy, we believe significant capital and other resources would be required. We believe these resources should be focused on the line of business that we anticipate will provide the best opportunity to increase long-term profitability and margins. The Company has engaged an investment-banking firm to assist it in exploring strategic alternatives, including the potential sale, for the Internet Services, Web Integration and Telephony business segments. Any offers to purchase these assets will be evaluated and acted upon independently and the Company will only entertain reasonable offers that maximize shareholder value. The Board of Directors has not yet adopted a formal plan or entered into any sale agreements, and as a result, the operations of these non-IDC businesses will continue to be reflected as continuing operations, unless or until such a time that the Board of Directors adopts a formal plan for discontining the operations for some or all of the businesses.

Securities Class Action Lawsuits

     On July 7, 2000, a purported shareholder class action complaint was filed in federal district court in Colorado alleging that the Company and various of its officers and directors violated certain federal securities laws by failing to disclose certain financial and other business information (Michael Rasner v. Donald L. Sturm, et al., Civil Action No. 00-WM-1376). Subsequently, seven additional complaints with similar allegations and class periods were filed (collectively, the "Securities Litigation"). The Securities Litigation is brought on behalf of a purported class of purchasers of FirstWorld Communications, Inc. stock allegedly traceable to its March 8, 2000 initial public offering.

     The Company believes that the allegations in the complaints are without merit and intends to vigorously defend against the claims. The Company does not believe that the outcome of these actions will have a material adverse effect upon its financial position, results of operations or liquidity; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of these actions.

7.   OTHER MATTERS

City of Anaheim

     See the Company's Annual Report filed on Form 10-K for the year ended December 31, 1999 for our prior discussion of litigation with the City of Anaheim. On March 22, 2000, the City of Anaheim filed a Statement of Claim with the American Arbitration Association ("AAA") asserting that the Company and its wholly owned subsidiary, FirstWorld Anaheim, (collectively "FirstWorld parties") repudiated and committed material breaches of certain agreements by (i) refusing to pay certain sums except under protest, (ii) failing to timely commence or complete construction of a Demonstration Center, (iii) failing to comply with certain auditing procedures, and (iv) improperly claiming that certain maintenance and repair expenses could be offset against other payments. The City also asserted that the FirstWorld parties have breached an implied covenant of good faith and fair dealing based on the claims described above and by allegedly failing to pursue customers by changing its business direction to that of a national Internet service provider and by failing to pursue contracts with neighboring municipalities. In addition to damages, the City seeks a judicial determination of its rights regarding the above matters. The City seeks such additional relief as is appropriate, including attorneys' fees and costs. The FirstWorld parties filed a general denial with the AAA on April 17, 2000 denying the City's allegations and asserting a counterclaim relating to restitution of certain City employee reimbursements not properly earned under one of the agreements in dispute. The City filed a general denial of FirstWorld's counterclaim on May 5, 2000. The parties have each selected an arbitrator and are in the process of selecting a third arbitrator. The Company believes that the FirstWorld parties are not in breach as alleged and intends to vigorously defend against the City's allegations; however, there can be no assurance that an unfavorable outcome of this dispute would not have a material adverse effect upon the Company's results of operations, liquidity or financial position.

Transport Logic

     In February and March of 2000, the shareholders from whom the Company purchased the stock of Oregon Professional Services, Inc. d/b/a Transport Logic, filed lawsuits in the Circuit Court of Oregon for the County of Multnomah, asserting claims for mandatory injunctive relief and estoppel. They asserted, based upon a claim of misrepresentation, that they are entitled to an additional 326,778 shares of Series B common stock. The Company removed the lawsuits to federal court and the cases were subsequently consolidated. On April 19, 2000, the court dismissed the consolidated cases and ordered that the matters be submitted to arbitration. The parties have agreed to submit the matter to arbitration in Denver, Colorado and have selected an arbitrator at the Judicial Arbiter Group.

    The Company believes that the allegations in the proceeding are without merit and intends to vigorously defend against the claims. The Company does not believe that the outcome of this action will have a material adverse effect upon its financial position, results of operations or liquidity; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of this actions.

Other

    The Company is engaged in other legal actions arising in the ordinary course of its business and does not believe that the outcome of these actions will have a material adverse effect on its results of operations, liquidity or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    FirstWorld is a network-based provider of Internet, data and communications services. Our service offerings include Internet data center services, including colocation, Internet access, application hosting and monitoring services; high-speed Internet access such as dedicated access and digital subscriber line ("DSL"); dial-up Internet access; shared web hosting and design; and web integration and consulting services. The Company also provides local and long distance telephony services in the Los Angeles metropolitan market. As of June 30, 2000, we are operating eight Internet Data Centers ("IDCs") totaling approximately 169,000 gross square feet and are in the process of constructing two IDCs that will provide space for customers to colocate their equipment and house our data and Internet equipment. Using a consultative sales approach, the Company markets its services to small- and medium-sized businesses, and also selectively to larger businesses.

    The Company has completed evaluations of its business segments and available capital and has decided to focus on its IDC business segment. Based upon the results of these evaluations and rapidly evolving market conditions for these products and services, we believe that in order to achieve the desired margins on Internet services, Web integration and Telephony services, we would need to significantly expand the customer base and potentially the number and types of products offered. To implement this strategy, we believe significant capital and other resources would be required. We believe these resources should be focused on the line of business that we anticipate will provide the best opportunity to increase long-term profitability and margins. The Company has engaged an investment-banking firm to assist it in exploring strategic alternatives, including the potential sale, for the Internet Services, Web Integration and Telephony business segments. Any offers to purchase these assets will be evaluated and acted upon independently and the Company will only entertain reasonable offers that maximize shareholder value.

    To date, the Company has experienced significant operating and net losses and negative cash flow from operations. In order to achieve positive operating margins over time, the Company intends to increase the number of IDC customers and focus its resources on its IDC line of business. It is anticipated that operating and net losses and negative cash flow from operations will continue for at least the next several years as the Company implements its growth strategy of expanding its operations. On March 8, 2000, FirstWorld completed an initial public offering and four private placement transactions. See "-- Liquidity and Capital Resources."

Revenue

    The Company currently derives revenue from four primary product categories:
Internet data centers, Internet services, Web integration and consulting services and Telephony services.

Internet Data Centers

    IDC revenue is generated primarily by providing colocation (including Internet access), managed hosting (including dedicated servers and managed services) and monitoring reporting services. Our IDCs have redundant, high-speed connectivity to the Internet, back-up power, fire suppression, raised floors, separate cooling zones, 24 hour/7 days per week monitoring and high levels of security. We provide colocation and managed hosting services in various locations throughout the United States. The monthly fee paid by a customer is primarily driven by the amount of space required to house their equipment and the related Internet connectivity, as well as, any value-added services provided. We typically charge a one-time set-up fee, which is currently recognized at the time of installation. IDC customers typically sign a contract for at least a one-year initial service period.

Internet Services

    Digital Subscriber Line

    DSL delivers Internet access at speeds up to 50 times faster than a standard 56K modem. DSL revenue includes monthly recurring charges based on the modem speed and additional features. DSL customers typically sign a contract for a one-year initial service period, which becomes a month-to-month contract thereafter. These contracts may be terminated at any time; however, our customers generally remain obligated to pay for the initial contract period if they terminate within that period. Typically there are fees associated with the equipment and set-up of the DSL modem. In the event we charge for the equipment and set-up, the revenue is currently recognized at the time the equipment is delivered and/or the installation is complete. Due to the competitive nature of the DSL market, the Company frequently evaluates its products offerings and pricing structure. In addition, we often waive set-up and equipment fees because of market competition. As a result of these and other pressures, the Company has experienced negative margins in this business segment.

    Dedicated Internet and dial-up Services

    Dedicated Internet and dial-up services revenue is derived from providing high-speed dedicated Internet access (DS-1, DS-3, T1, frame relay, point-to-point, etc.) and dial-up access, which includes both the monthly recurring revenue, as well as one-time equipment sales primarily related to IDCs. Dedicated Internet and dial-up access customers pay fixed monthly charges. High-speed dedicated Internet access customers pay fixed monthly charges, and when market conditions permit, pay a one-time equipment charge and a one-time set-up fee. These charges vary depending on the type of service, the length of contract and local market conditions. Dedicated Internet access customers typically sign a contract for a one-year initial service period, which becomes a month-to-month contract thereafter. These contracts may be terminated at any time; however, our customers generally remain obligated to pay for the initial contract period if they terminate within that period. For shared Web hosting revenue, we typically charge a flat rate monthly fee based on the customer's server and network capacity requirements.

    Revenue for all services is recognized as the service is provided. Amounts billed relating to future periods are recorded as deferred revenue and are recognized as revenue as services are rendered. To encourage potential customers to purchase our services, we sometimes offer reduced prices for an initial period. Internet services revenue is primarily affected by the number of customers, price and service competition. Prices for these services have been falling and we expect prices to continue to fall.

Web integration and consulting services

    Web integration and consulting services revenue is derived from network consulting, design, integration and equipment sales. Revenues are recognized under the percentage-of-completion method of accounting based upon the ratio that costs incurred bear to the total estimated costs for each contract. Web integration and consulting services revenue is primarily affected by the number of customers, price and service competition, price of equipment, product offering and timing of sales. We have been experiencing low margins in Web integration and consulting services. We expect this revenue to decrease as a percentage of total revenue in the future.

Telephony services

    Telephony services revenue is generated from local, long distance and other telephony services. We currently provide telephony services in the Los Angeles metropolitan market. We generate telephony services revenue by replacing the basic telephony services currently provided by incumbent local exchange carriers, interexchange carriers and competitive local exchange carriers, including local, long distance and other telephony services.

    We recognize telephony services revenue in the month service is provided. Amounts billed related to future periods are recorded as deferred revenue, and are recognized as revenue when services are rendered. Telephony services revenue is primarily affected by number of customers, price and service competition. The Company has experienced negative margins in this business segment. In order to achieve the desired margins in telephony, we beieve we would need to significantly expand the customer base and potentially change the number and types of products offered.

Costs and Expenses

Network and service costs

    Network and service costs include a variety of service and network operations costs. Network costs consist of backbone transport charges, payments to other communications carriers and DSL wholesalers for monthly recurring and non-recurring communications line charges incurred to provide DSL, integrated services digital network, frame relay and telephony services. Service costs include labor and materials associated with web integration and consulting services. Network and service operations costs include rent and utilities associated with IDCs, colocations, points of presence and network operations centers. We currently enter into operating leases for a significant portion of our infrastructure and we expect this practice to continue as we enter new markets. Labor associated with line repair and maintenance is also included in network and service costs.

     Selling, general and administrative expenses, excluding compensation charges resulting from initial public offering and amortization of deferred stock compensation ("SG&A")

    Sales and marketing expenses include marketing salaries and benefits, commissions paid in connection with our sales programs, travel expenses, trade show expenses and promotional costs. Also included are costs associated with acquiring additional customers such as telemarketing, brochures and targeted advertising and promotional campaigns. We expect that sales and marketing expenses to flatten as we scale back our advertising and marketing efforts associated with our Internet services. General and administrative expenses include, among other things, office rent, salaries and related expenses of management and support services personnel, billing and collections, occupancy fees, consulting fees and general corporate administrative expenses. We also include non-capitalizable costs associated with the development, support and expected growth of our operational support system platforms.

Compensation charges resulting from initial public offering

    Compensation charges resulting from initial public offering related to certain compensation which the Company's former Chief Executive Officer has received as a result of the Company's closing of our initial public offering. First, due to the closing of an initial public offering with gross proceeds of at least $20.0 million and a price of at least $10.00 per share prior to April 1, 2000, the former CEO was paid a $1.0 million cash bonus in March 2000. Also upon completion of our initial public offering at a price of at least $12.50 per share prior to April 1, 2000, the former CEO was paid an additional $8.4 million cash bonus on July 10, 2000.

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

Depreciation and amortization

    Depreciation and amortization expenses include charges relating to depreciation of property and equipment, which consists principally of network infrastructure; communications equipment; buildings and leasehold improvements; furniture and equipment; and amortization of intangibles, primarily goodwill. We depreciate our assets and network infrastructure on a straight-line basis over the estimated useful life of each asset. Estimated useful lives for our assets currently range from three to 20 years. In addition, we have recorded goodwill in connection with our acquisitions, which we will amortize over a period generally expected to be three years, with the exception of goodwill associated with the acquisition of Optec, which is being amortized over 10 years.


Gain on Sale of Assets

    Gain on sale of assets relates to the sale of certain fiber optic rights.

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

Results of Operations

Three and Six Months Ended June 30, 2000 Compared With Three and Six Months Ended June 30, 1999

Revenues

    Total revenue increased from $12.2 million for the quarter ended June 30, 1999 to $18.1 million for the quarter ended June 30, 2000, an increase of $5.9 million, or 49%. Additionally, total revenue increased from $20.4 million for the six months ended June 30, 1999 to $37.9 million for the six months ended June 30, 2000, an increase of $17.5 million, or 86%. Revenue increased primarily due to customer growth in IDCs and Internet services. To date, we have eight IDCs, including the opening of three during each of the first and second quarters of 2000. Also contributing to these increases were the customers acquired as a result of the Company's 1999 acquisitions and the asset acquisition of FastLane in early 2000 as well as our continued expansion of our telephony services in the Los Angeles metropolitan area.

    IDC. IDC revenue was $1.9 million and $3.1 million for the three and six months ended June 30, 2000, respectively. There was no IDC revenue for the three and six months ended June 30, 1999. The increase in IDC revenue is primarily due to the opening of eight IDCs for a combined total of 169,000 gross square feet. As of June 30, 2000, we have 195 customers and occupancy of approximately 5% of our sellable square footage.

    Internet services. Internet services increased from $3.9 million for the quarter ended June 30, 1999 to $7.8 million for the quarter ended June 30, 2000, an increase of $3.9 million, or 102%. Internet services revenue increased from $6.3 million for the six months ended June 30, 1999 to $16.0 million for the six months ended June 30, 2000, an increase of $9.7 million, or 154%. The increase in Internet services is due, in part, to growth of approximately 45% in dedicated access lines since June 30, 1999, which is attributable to both internal growth and acquisitions. Additionally, increased sales of data related equipment compared to June 30, 1999 also served to increase Internet services revenue.

    Web integration and consulting services. Web integration and consulting services decreased from $7.1 million for the quarter ended June 30, 1999 to $6.6 million for the quarter ended June 30, 2000, a decrease of $491,000, or 7%. The decrease was due to a de-emphasis on low margin equipment sales associated with this line of business. Web integration and consulting services increased from $12.3 million for the six months ended June 30, 1999 to $15.5 million for the six months ended June 30, 2000, an increase of $3.2 million, or 26%. It is expected that revenue in this line of business will decrease.

    Telephony services. Telephony services increased from $1.2 million for the quarter ended June 30, 1999 to $1.7 million for the quarter ended June 30, 2000, an increase of $545,000, or 46%. Telephony services revenue increased from $1.8 million for the six months ended June 30, 1999 to $3.3 million for the six months ended June 30, 2000, an increase of $1.5 million, or 81%. The increase in Telephony services since June 30, 1999 is due to an increase of approximately 30% in customer base and an increase of approximately 75% in line count.

Operating Expenses

    Network and service costs. Network and service costs increased from $8.9 million for the quarter ended June 30, 1999 to $16.1 million for the quarter ended June 30, 2000, an increase of $7.2 million, or 81%. Network and service costs increased from $14.6 million for the six months ended June 30, 1999 to $31.6 million for the six month ended June 30, 2000, an increase of $17.0 million, or 116%. The increase in network and service costs is due to the opening of our IDCs, the increase in our customer base, including those customers acquired through the acquisitions, and increased sales of data related equipment.

    Selling, general and administrative expenses, excluding compensation charges resulting from initial public offering and amortization of deferred stock compensation ("SG&A"). SG&A expenses increased from $13.7 million for the quarter ended June 30, 1999 to $27.8 million for the quarter ended June 30, 2000, an increase of $14.1 million, or 103%. SG&A expenses increased from $24.6 million for the six months ended June 30, 1999 to $51.2 million for the six months ended June 30, 2000, an increase of $26.5 million, or 108%. Salaries and other related expenses increased approximately $7.5 million and $16.0 million for the three and six months ended June 30, 2000, respectively, compared to the same prior year periods. This increase was primarily due to the addition, through internal growth and acquisitions, of approximately 325 employees, or 60%, when compared to the same prior year periods. Advertising costs increased $2.7 million and $3.9 million for the three and six months ended June 30, 2000, respectively compared to the same prior year periods. The increase in advertising is primarily due to our targeted advertising and promotional campaigns related to our IDC and DSL products. In addition, the Company recognized a $1.9 million bad debt charge in June 2000 related to a collectibility issue regarding a specific customer. The remaining increase was due to higher overall expenses resulting from expansion of operations in accordance with the execution of our business plan. In addition, on July 10, 2000, approximately $1.4 million of compensation, of which approximately $700,000 had been previously accrued, was paid to the former CEO pursuant to the terms of his employment agreement and Separation and Settlement Agreement.

    Compensation charges resulting from initial public offering. Compensation charges resulting from our initial public offering were $9.6 million for the six months ended June 30, 2000. These charges related to compensation that the former CEO was paid as a result of the Company's initial public offering. Of the $9.6 million, $1.0 million was paid in March 2000 with the remaining amount paid on July 10, 2000. There were no similar charges associated with other periods presented.

    Amortization of deferred stock compensation. Amortization of deferred stock compensation was $1.4 million and $3.2 million for the three and six months ended June 30, 2000, respectively. Amortization of deferred stock compensation represents the non-cash expense attributable to the conversion of SARs to stock options and options granted during the first quarter of 2000 at less than fair market value. There was no amortization of deferred stock compensation for the three or six months ended June 30, 1999.

    Depreciation and amortization. Depreciation and amortization expenses increased from $4.3 million for the three months ended June 30, 1999 to $11.9 million for the three months ended June 30, 2000, an increase of $7.6 million, or 175%. Depreciation and amortization expenses increased from $7.3 million for the six months ended June 30, 1999 to $22.4 million for the six months ended June 30, 2000, an increase of $15.1 million, or 206%. These increases were primarily due to the increased amortization of goodwill associated with our acquisitions of $3.3 million and $6.9 million for the three and six months ended June 30, 2000, compared to the same prior year periods. The remaining $4.3 million and $8.2 million increase for the three and six months ended June 30, 2000, compared to the same prior year period, was primarily related to higher depreciation associated with the IDCs and communications equipment placed in service since June 30, 1999.

Other

    Gain on the sale of assets. The gain on sale of assets is related to the June 1, 2000 sale of certain fiber optic rights for approximately $7.2 million resulting in a $5.5 million gain.

    Interest income. Interest income increased from $2.0 million for the three months ended June 30, 1999 to $4.3 million for the three months ended June 30, 2000, an increase of $2.2 million, or 108%. Interest income increased from $4.4 million for the six months ended June 30, 1999 to $5.4 million for the six months ended June 30, 2000, an increase of $993,000, or 22%. The weighted average cash, cash equivalents and marketable securities balances during the three months ended June 30, 2000 and 1999 were approximately $260.0 million and $155.0 million, respectively. The weighted average cash, cash equivalents and marketable securities balances during the six months ended June 30, 2000 and 1999 were approximately $215.0 million and $170.0 million, respectively. However, the weighted average interest rates on our marketable securities were approximately 6.95% at June 30, 2000, an increase of approximately 1.5% compared to the same prior year period.

    Interest expense. Interest expense increased from $9.7 million for the three months ended June 30, 1999 to $10.1 million for the three months ended June 30, 2000, an increase of $446,000, or 5%. Interest expense increased from $18.5 million for the six months ended June 30, 1999 to $20.2 million for the six months ended June 30, 2000, an increase of $1.7 million, or 9%. This increase relates primarily to interest expense associated with the senior notes. The Company is not currently scheduled to make any cash interest payments on the senior notes until the year 2003. Capitalized interest for the three and six months ended June 30, 2000 and 1999 was $696,000, $884,000, $136,000 and
$266,000, respectively.

Liquidity and Capital Resources

    The Company's existing operations have required and will continue to require substantial capital investment for the construction of IDCs, installation of electronics and other related equipment and the continued development of operational support system platforms. In addition, we expect to incur operating losses for at least the next several years. Such expansion will require significant additional capital for the design and construction of our IDCs, development of new IDC product offerings and the funding of operating losses as a result of expanding our business in new markets.

    To date, we have satisfied our cash requirements through the private placements of debt and equity securities and through an initial public offering of our Series B common stock. From our inception through June 30, 2000, we raised approximately $361.2 million in net proceeds from the sale of equity securities and $241.8 million in net proceeds from the sale of debt securities.

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

    On March 8, 2000, we completed an initial public offering by selling 11.5 million shares of Series B common stock at a price of $15.81 per share, net of underwriting discount of $1.19 per share, resulting in net proceeds to the Company of $181.1 million. The Company incurred approximately $1.9 million of costs associated with the initial public offering. Concurrent with the initial public offering, we completed four private placements (outlined below) by selling our Series B common stock at a price of $15.81, which is the initial public offering price net of the underwriting discount, resulting in aggregate proceeds to the Company of $91.5 million as follows:


      Private Placement         Shares Issued  Net Proceeds
------------------------------  -------------  ------------
Texas Pacific Group                 3,162,555   $50,000,000
SAIC Venture Capital Corp.          1,233,397    19,500,000
Microsoft Corporation                 759,013    12,000,000
Lucent Technologies Inc.              632,511    10,000,000
                                -------------  ------------
 Total                              5,787,476   $91,500,000
                                =============  ============


    Concurrent with this transaction, Microsoft received a five-year warrant to purchase 569,260 shares of Series B common stock, at a price of $21.25 per share and the Company also entered into a business relationship with Microsoft. As a result, we recorded a deferred, non-cash charge related to this warrant of approximately $2.4 million, determined using the Black-Scholes Option Pricing Model. Such deferred, non-cash charge will be amortized into selling, general and administrative expense over the two-year term of this relationship.

    As of June 30, 2000, we had $230.0 million of cash, cash equivalents and marketable securities, and an accumulated deficit of $261.6 million.

    For the six months ended June 30, 2000 and 1999, capital expenditures were $71.3 million and $18.4 million, respectively. Our Statements of Cash Flows for the six months ended June 30, 2000 and 1999 have been adjusted to remove accruals associated with capital expenditures, as a result, capital expenditures represent the cash paid for property and equipment.

    The Company is uncertain whether or not its existing cash, cash equivalents and marketable securities will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for the next 12 months. However, the Company currently anticipates that it has sufficient funds to meet its various cash needs through at least the beginning of the second quarter of 2001. As a result, we may require additional funds to support our working capital and capital expenditure requirements after such time and are exploring means to raise additional funds through public or private equity or debt financing or other sources for such requirements and for acquisitions of technologies, companies and development of our existing and any new IDC services. Any additional financing we may need may not be available on terms favorable to us, or at all. In addition, the Company has analyzed each of its current non-IDC lines of business, including Web integration, Internet services and telephony, and has engaged an investment-banking firm to explore the potential sale of some or all of these assets. We believe that the divestiture of these assets will improve cash flow by reducing operating and capital expenditures and may provide cash proceeds upon closing. However, there can be no assurance that the Company can sell some or all of these assets or that cash proceeds can be generated.

    The Company's most significant sources and uses of funds for the six months ended June 30, 2000 were as follows (in thousands):


   Sources of funds:
     Net proceeds from initial public offering                 $180,957
     Proceeds from private placements                            91,500
     Maturities of held-to-maturity marketable securities        40,276
     Net proceeds from 1999 Equity Investment                    20,000
     Proceeds on sale of assets                                   7,230
     Proceeds from the exercise of stock options and warrants     5,686
                                                               --------
          Total sources of cash                                $345,649
                                                               ========

   Uses of funds:
     Purchases of held-to-maturity marketable securities       $191,432
     Purchases of property and equipment                         71,276
     Net cash used by operating activities                       50,514
     Acquisition of assets and intangibles                        2,400
     Payments associated with debt and capital leases               454
                                                               --------
          Total uses of cash                                   $316,076
                                                               ========


    Fair Value Disclosure

    With the exception of the Company's senior notes, management believes that the carrying amounts shown for the Company's financial instruments reasonably approximate their fair values. The carrying value of the senior notes at June 30, 2000 was $313.9 million. The fair value of the Company's senior notes, determined based on the quoted high-yield market bid price, approximated $215.0 million at June 30, 2000. On August 1, 2000, the fair value declined to approximately $129.3 million.


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

PART II.  OTHER INFORMATION


ITEM 1.  Legal Proceedings

City of Anaheim

    See the Company's Annual Report filed on Form 10-K for the year ended December 31, 1999 for our prior discussion of litigation with the City of Anaheim. On March 22, 2000, the City of Anaheim filed a Statement of Claim with the American Arbitration Association ("AAA") asserting that the Company and its wholly owned subsidiary, FirstWorld Anaheim, (collectively "FirstWorld parties") repudiated and committed material breaches of certain agreements by (i) refusing to pay certain sums except under protest, (ii) failing to timely commence or complete construction of a Demonstration Center, (iii) failing to comply with certain auditing procedures, and (iv) improperly claiming that certain maintenance and repair expenses could be offset against other payments. The City also asserted that the FirstWorld parties have breached an implied covenant of good faith and fair dealing based on the claims described above and by allegedly failing to pursue customers by changing its business direction to that of a national Internet service provider and by failing to pursue contracts with neighboring municipalities. In addition to damages, the City seeks a judicial determination of its rights regarding the above matters. The City seeks such additional relief as is appropriate, including attorneys' fees and costs. The FirstWorld parties filed a general denial with the AAA on April 17, 2000 denying the City's allegations and asserting a counterclaim relating to restitution of certain City employee reimbursements not properly earned under one of the agreements in dispute. The City filed a general denial of FirstWorld's counterclaim on May 5, 2000. The parties have each selected an arbitrator and are in the process of selecting a third arbitrator. The Company believes that the FirstWorld parties are not in breach as alleged and intends to vigorously defend against the City's allegations; however, there can be no assurance that an unfavorable outcome of this dispute would not have a material adverse effect upon the Company's results of operations, liquidity or financial position.

Transport Logic

    In February and March of 2000, the shareholders from whom the Company purchased the stock of Oregon Professional Services, Inc. d/b/a Transport Logic, filed lawsuits in the Circuit Court of Oregon for the County of Multnomah, asserting claims for mandatory injunctive relief and estoppel. They asserted, based upon a claim of misrepresentation, that they are entitled to an additional 326,778 shares of Series B common stock. The Company removed the lawsuits to federal court and the cases were subsequently consolidated. On April 19, 2000, the court dismissed the consolidated cases and ordered that the matters be submitted to arbitration. The parties have agreed to submit the matter to arbitration in Denver, Colorado and have selected an arbitrator at the Judicial Arbiter Group.

    The Company believes that the allegations in the proceeding are without merit and intends to vigorously defend against the claims. The Company does not believe that the outcome of this action will have a material adverse effect upon its financial position, results of operations or liquidity; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of this action.

Securities Class Action Lawsuits

    On July 7, 2000, a purported shareholder class action complaint was filed in federal district court in Colorado alleging that the Company and various of its officers and directors violated certain federal securities laws by failing to disclose certain financial and other business information. Michael Rasner v. Donald L. Sturm, et al., Civil Action No. 00-WM-1376. Subsequently, seven additional complaints with similar allegations and class periods were filed (collectively, the "Securities Litigation"). The Securities Litigation is brought on behalf of a purported class of purchasers of FirstWorld Communications, Inc. stock allegedly traceable to its March 8, 2000 initial public offering.

    The Company believes that the allegations in the complaints are without merit and intends to vigorously defend against the claims. The Company does not believe that the outcome of these actions will have a material adverse effect upon its financial position, results of operations or liquidity; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of these actions.

Other

    The Company is engaged in other legal actions arising in the ordinary course of its business and does not believe that the outcome of these actions will have a material adverse effect on its results of operations, liquidity or financial position.

ITEM 4.  Submission of Matters to a Vote of Security Holders

    The Annual Meeting of Stockholders' of FirstWorld ("the Meeting") was held on June 12, 2000, in which a total of 84,546,480 eligible votes of Series A and B common stock were represented out of the 96,958,692 eligible votes of Series A and B common stock entitled to vote. Holders of Series A common stock were entitled to 10 votes for every one share of Series A common stock, whereas, holders of Series B common stock were entitled to one vote for every one share of Series B common stock. At the Meeting, five matters were considered and acted upon: (1) Election of Directors; (2) Adoption of the amendment to FirstWorld's Certificate of Incorporation; (3) Adoption of the 1999 Employee Stock Purchase Plan of FirstWorld Communications, Inc.; (4) Adoption of an amendment to the FirstWorld Communications, Inc. 1999 Equity Incentive Plan; and (5) Adoption of PricewaterhouseCoopers LLP as FirstWorld's independent accountants.

    The results of the Election of Directors were as follows:

                                  Series A and B  Series A and B
                                   Common Stock    Common Stock
              Name                  Votes For     Votes Withheld
        ------------------------  --------------  --------------
        Donald L. Sturm               84,288,324         258,156
        Thomas J. Barrack             84,498,237          48,243
        Melanie L. Sturm              84,486,844          59,636
        John G. Donoghue              84,491,914          54,566
        Sheldon S. Ohringer           84,287,037         259,443
        James O. Spitzenberger        84,491,364          55,116
        William S. Price              84,498,037          48,443


                                     Series B        Series B
                                   Common Stock     Common Stock
               Name                 Votes For     Votes Withheld
        ------------------------  --------------  --------------
        John C. Stiska                45,495,593         444,789


    All members were elected to serve until the next annual meeting of stockholders of the Company or until their respective successors are duly elected and qualified.

    The results of the amendment to the Certificate of Incorporation, 1999 Employee Stock Purchase Plan, amendment to the 1999 Equity Incentive Plan, and PricewaterhouseCoopers LLP were as follows:

                                    1999 Employee
                    Certificate of  Stock Purchase   1999 Equity    Pricewaterhouse-
      Action        Incorporation        Plan       Incentive Plan    Coopers LLP
------------------  --------------  --------------  --------------  ----------------
 For                    81,059,455      81,018,796      77,816,660        84,484,411
 Against                 3,449,640         582,849       3,775,942            14,517
 Abstain                    37,385          72,877          81,920            47,552
 Broker non-vote                 -       2,871,958       2,871,958                 -

ITEM 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits: 10.51 Separation and Settlement Agreement between the Company and Sheldon S. Ohringer

         Exhibit 27.1    Financial Data Schedule

    (b) No reports on Form 8-K were filed in the three-month period ended June 30, 2000.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  FIRSTWORLD COMMUNICATIONS, INC.,
                                  a Delaware corporation
                                  (Registrant)



                  SIGNATURE                                            TITLE                                   DATE
                  ---------                                            -----                                   ----
/s/  DAVID J. GANDINI                           Acting Chief Operating Officer                            August 11, 2000
----------------------------------------------
DAVID J. GANDINI


/s/  PAUL C. ADAMS                              Vice President of Finance, Treasurer and Assistant        August 11 , 2000
----------------------------------------------  Secretary (Principal Financial and Accounting
Paul C. Adams                                   Officer)
