Form 10-Q
period 2000-09-30
FIRSTWORLD COMMUNICATIONS INC
filed 2000-11-14
CIK 1061583

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ________________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                [X] YES [_] NO


  AS OF NOVEMBER 1, 2000, THE REGISTRANT'S OUTSTANDING COMMON STOCK CONSISTED OF 5,101,831 SHARES OF SERIES A COMMON STOCK AND 47,286,173 SHARES OF SERIES B COMMON STOCK.

================================================================================

FIRSTWORLD COMMUNICATIONS, INC.
INDEX

                                                                                            PAGE
                                                                                            ----
     FORWARD-LOOKING STATEMENTS.......................................................        3

     PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements
      Consolidated Balance Sheets at September 30, 2000 (unaudited) and
       December 31, 1999..............................................................        4
      Consolidated Statements of Operations (unaudited) for the
       Three months and nine months ended September 30, 2000 and 1999.................        5
      Consolidated Statement of Stockholders' Equity (Deficit) (unaudited)
       for the nine months ended September 30, 2000...................................        6
      Consolidated Statements of Cash Flows (unaudited) for the
       nine months ended September 30, 2000 and 1999..................................        7
      Notes to Consolidated Financial Statements (unaudited)..........................        8

     Item 2.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations.......................................................       16

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............       22

     PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings.......................................................       22
     Item 6.  Exhibits and Reports on Form 8-K........................................       23

     SIGNATURES.......................................................................       24

FORWARD-LOOKING STATEMENTS

     All statements contained herein, as well as statements made in press releases and oral statements that may be made by the Company or by officers, directors or employees of the Company acting on its behalf, that are not statements of historical fact, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of such statements include: statements regarding the anticipated sale of certain business segments, the cost savings associated with those sales and the proceeds generated thereby; statements regarding the outcome of litigation discussed herein; and our expected use of capital, maintenance of cash reserves and anticipated need to raise additional capital. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Among the factors that could cause actual results to differ materially are the following: an increase in competition; the introduction of new technologies and competitors into the data center, Internet and telephony businesses; a consolidation of existing data center, Internet and telephony competitors; a change in the regulations governing the industry; failure to develop products and services or failure of products and services to perform as desired; failure of services obtained from third parties, including network platforms; failure to achieve sales; failure to achieve substantial increases in demand for Internet data center products and services; general business and economic conditions; an adverse change of the Company's relationships with vendors; failure to complete or timely complete the development of new products and services including managed services or dedicated server products; inability to locate purchasers for the potential sale of certain business segments; or the necessity of selling those segments on disadvantageous terms; any unexpected site problems with regard to proposed IDCs; an adverse outcome in litigation discussed herein; the inability of the Company to retain necessary authorizations from the Federal Communications Commission ("FCC") or state public utility commissions; and other risk factors described from time to time in the Company's registration statements or reports filed with the United States Securities and Exchange Commission. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements that include the terms "believes," "belief," "expects," "plans," "anticipates," "intends" or the like to be uncertain and forward-looking. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. In this context, investors should consider the risks described herein. The Company assumes no obligation to update forward-looking statements.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FIRSTWORLD COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                                                   2000           1999
                                                                                             -------------   ------------
                                                                                              (UNAUDITED)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................................................     $  55,733      $  28,608
  Marketable securities.....................................................................       119,410         20,615
  Accounts receivable, net..................................................................         2,664         11,551
  Due from affiliates.......................................................................            --          3,240
  Prepaid expenses and other................................................................         6,450          3,773
  Revenues in excess of billings............................................................            37          1,628
                                                                                                 ---------      ---------
        Total current assets................................................................       184,294         69,415
                                                                                                 ---------      ---------

Property and equipment......................................................................       107,668        136,223
Accumulated depreciation, property and equipment............................................        (7,878)       (13,062)
                                                                                                 ---------      ---------
        Net property and equipment..........................................................        99,790        123,161
Goodwill and intangibles, net...............................................................         7,390         48,858
Long-haul rights, not in service............................................................        10,373         11,060
Deferred financing costs, net...............................................................         6,673          7,340
Other assets................................................................................         2,347          1,949
Net assets of discontinued operations.......................................................        58,654             --
                                                                                                 ---------      ---------
        Total assets........................................................................     $ 369,521      $ 261,783
                                                                                                 =========      =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable..........................................................................     $  21,333      $  28,521
  Deferred revenue..........................................................................         1,413          3,950
  Accrued payroll related liabilities.......................................................         3,189          3,994
  Other accrued expenses....................................................................         2,790          9,913
  Capital lease obligations, current portion................................................            13            468
  Long-term debt, current portion...........................................................            --             87
                                                                                                 ---------      ---------
        Total current liabilities...........................................................        28,738         46,933

Long-term debt, net of current portion and discount.........................................       324,347        294,034
Capital lease obligations, including interest, net of current portion.......................            --          7,616
                                                                                                 ---------      ---------
        Total liabilities...................................................................       353,085        348,583
                                                                                                 ---------      ---------

Stockholders' equity (deficit):
  Preferred stock, $.0001 par value per share, 10,000,000 shares authorized;
      no shares outstanding.................................................................            --             --
  Common stock, voting, $.0001 par value, 500,000,000 shares authorized;
      Series A, 10,135,164 shares designated;
        5,101,831 and 10,135,164 shares issued and outstanding at September 30, 2000
           and December 31, 1999, respectively..............................................             1              1
      Series B, 489,864,836 shares designated;
        47,266,028 and 18,663,358 shares issued and outstanding at September 30, 2000
         and December 31, 1999, respectively................................................             4              2
  Additional paid-in capital................................................................       403,397         85,703
  Deferred stock compensation...............................................................        (8,797)            --
  Stockholder receivables...................................................................            --            (45)
  Accumulated deficit.......................................................................      (378,169)      (172,461)
                                                                                                 ---------      ---------
        Total stockholders' equity (deficit)................................................        16,436        (86,800)
                                                                                                 ---------      ---------
        Total liabilities and stockholders' equity..........................................     $ 369,521      $ 261,783
                                                                                                 =========      =========

                See notes to consolidated financial statements.

FIRSTWORLD COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                               ----------------------------- ------------------------------
                                                                       2000            1999            2000            1999
                                                               ---------------- ------------ -------------------  ---------

Revenue....................................................     $     2,368     $       762     $     5,001     $       762

Costs and expenses:
 Cost of revenue...........................................           3,248             518           6,043             518
 Selling, general and administrative expenses, excluding
   compensation charges resulting from initial public
   offering and amortization of deferred stock
   compensation............................................          18,526           8,723          38,502          17,596
 Compensation charges resulting from initial public
   offering................................................              --              --           9,554              --
 Amortization of deferred stock compensation...............            (395)             --           1,826              --
 Depreciation and amortization.............................           3,987           1,608          10,019           2,162
                                                                -----------     -----------     -----------     -----------
   Total costs and expenses................................          25,366          10,849          65,944          20,276
                                                                -----------     -----------     -----------     -----------

Operating loss.............................................         (22,998)        (10,087)        (60,943)        (19,514)

Other income (expense):
 Gain on sale of assets....................................              --              --           5,501              --
 Interest income...........................................           3,554           1,481           8,992           5,914
 Interest expense..........................................          (9,880)         (9,143)        (29,457)        (27,032)
                                                                -----------     -----------     -----------     -----------
   Total other expense.....................................          (6,326)         (7,662)        (14,964)        (21,118)
                                                                -----------     -----------     -----------     -----------

Loss from continuing operations............................         (29,324)        (17,749)        (75,907)        (40,632)
Discontinued operations (Note 6):
Loss from discontinued operations..........................         (11,015)        (14,469)        (53,473)        (31,757)
Loss on disposition of discontinued operations.............         (76,328)             --         (76,328)             --
                                                                -----------     -----------     -----------     -----------
Net loss...................................................     $  (116,667)    $   (32,218)    $  (205,708)    $   (72,389)
                                                                ===========     ===========     ===========     ===========

Basic and diluted loss from continuing operations per
  common share.............................................     $      (.56)    $      (.62)    $     (1.64)    $     (1.48)
                                                                ===========     ===========     ===========     ===========
Basic and diluted net loss per common share................     $(2.25)         $     (1.13)    $     (4.44)    $     (2.63)
                                                                ===========     ===========     ===========     ===========
Weighted average shares outstanding, basic and diluted.....      51,909,176      28,529,016      46,367,681      27,483,690
                                                                ===========     ===========     ===========     ===========

                See notes to consolidated financial statements.

FIRSTWORLD COMMUNICATIONS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED) (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                                            Total
                                      Series A             Series B                                   Stock-                Stock-
                                    Common Stock         Common Stock     Additional    Deferred     holder     Accum-     holders'
                                 -------------------  ------------------    Paid-in       Stock      Receiv-   ulated       Equity
                                   Shares     Amount    Shares    Amount    Capital   Compensation    ables    Deficit    (Deficit)
                                 -----------  ------  ----------  ------  ----------- ------------- --------  ----------  ----------
Balance at January 1, 2000.....   10,135,164  $    1  18,663,358  $    2  $    85,703  $        --  $    (45) $(172,461)  $ (86,800)
  Series A common stock
  converted to Series B
  common stock.................   (5,033,333)     --   5,033,333      --           --           --        --         --          --
Issuance of common stock in
  conjunction with initial
  public offering, net of
  offering costs of $1,859.....           --      --  11,500,000       2      180,974           --        --         --     180,976
Issuance of common stock in
  conjunction with private
  placements...................           --      --   5,787,476      --       91,500           --        --         --      91,500
Issuance of common stock in
  conjunction with 1999
  Equity Investment............           --      --   3,333,333      --       25,000           --        --         --      25,000
Issuance of common stock
  upon exercise of options,
  warrants, stock in-lieu of
  bonuses or employee stock
  plan purchases...............           --      --   2,948,528      --        6,418           --        --         --       6,418
Warrants issued in
  conjunction with private
  placements...................           --      --          --      --        2,401           --        --         --       2,401
Deferred compensation from
  conversion of stock
  appreciation rights and
  grants of stock options......           --      --          --      --       18,480      (18,480)       --         --          --
Amortization of deferred
  stock compensation...........           --      --          --      --           --        2,604        --         --       2,604
Deferred compensation related
  to terminated employees......           --      --          --      --       (7,079)       7,079        --         --          --
Write-off stockholder
  receivables..................           --      --          --      --           --           --        45         --          45
Net loss.......................           --      --          --      --           --           --        --   (205,708)   (205,708)
                                 -----------  ------  ----------  ------  -----------  -----------  --------  ---------   ---------
Balance at
   September 30, 2000..........    5,101,831  $    1  47,266,028  $    4  $   403,397  $    (8,797) $     --  $(378,169)  $  16,436
                                 ===========  ======  ==========  ======  ===========  ===========  ========  =========   =========

                See notes to consolidated financial statements.

FIRSTWORLD COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                              -----------------------
                                                                                                  2000        1999
                                                                                              ----------   ----------
Cash flows from operating activities:
  Net loss..................................................................................   $(205,708)  $ (72,389)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation and amortization expense...................................................      10,019       2,162
    Accretion of senior notes...............................................................      28,758      26,041
    Amortization of deferred stock compensation.............................................       1,826          --
    Amortization of deferred financing costs................................................         667         696
     Write-off of costs associated with the San Francisco Data Center.......................         559          --
      Loss on discontinued operations.......................................................     129,801      31,757
    Gain on sale of assets..................................................................      (5,501)         --
    Other non-cash charges..................................................................         807       1,892
    Changes in assets and liabilities, net of effects of acquisitions:
      Accounts receivable...................................................................      (2,164)        (19)
      Other assets..........................................................................      (3,464)      2,171
      Accounts payable......................................................................        (996)      6,379
      Deferred revenue......................................................................       1,302         123
      Accrued payroll and related liabilities...............................................       1,706          30
      Other liabilities.....................................................................         804        (959)
                                                                                               ---------   ---------
        Net cash used by operating activities...............................................     (41,584)     (2,116)
                                                                                               ---------   ---------

Cash flows from investing activities:
  Purchases of held-to-maturity marketable securities.......................................    (291,275)   (168,991)
  Maturities of held-to-maturity marketable securities......................................     192,480     308,498
  Purchases of property and equipment.......................................................     (62,458)    (22,724)
  Proceeds from sale of assets..............................................................       7,230          --
  Acquisitions, net of cash acquired........................................................          --     (44,761)
  Acquisition of assets and intangibles.....................................................      (2,400)         --
                                                                                               ---------   ---------
        Net cash provided (used) by investing activities....................................    (156,423)     72,022
                                                                                               ---------   ---------

Cash flows from financing activities:
  Net proceeds from initial public offering.................................................     180,976          --
  Proceeds from private placements..........................................................      91,500          --
  Net proceeds from 1999 Equity Investment..................................................      20,000          --
  Proceeds from exercise of stock options, warrants and employee stock purchase plan........       6,223       1,015
  Principal payments on debt and capital leases.............................................        (148)       (548)
                                                                                               ---------   ---------
        Net cash provided by financing activities...........................................     298,551         467
                                                                                               ---------   ---------

  Net cash use by discontinued operations...................................................     (73,167)    (41,547)

Net increase in cash and cash equivalents...................................................      27,377      28,826
Cash and cash equivalents, beginning of period, net of discontinued operations..............      28,356      29,367
                                                                                               ---------   ---------
Cash and cash equivalents, end of period....................................................   $  55,733   $  58,193
                                                                                               =========   =========

Supplemental cash flow information:
  Effects of acquisitions:
   Assets acquired..........................................................................   $      --   $  63,341
   Liabilities assumed......................................................................          --      (8,656)
   Common stock issued......................................................................          --      (9,924)
   Less cash paid...........................................................................          --     (45,431)
                                                                                               ---------   ---------
        Net cash acquired from acquisitions.................................................   $      --   $    (670)
                                                                                               =========   =========

                See notes to consolidated financial statements.

FIRSTWORLD COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of FirstWorld Communications, Inc. and its wholly owned subsidiaries (collectively, the "Company", "FirstWorld", "its", "we" and "our"). All significant intercompany transactions and balances have been eliminated in consolidation.

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

     The Company will continue to require cash resources to fund its ongoing losses and capital expenditures for expansion of its Internet Data Centers ("IDCs"), additional products and services, and the potential expansion to additional markets. As discussed in Note 6 - Discontinued Operations, the Company has engaged an investment banking firm to pursue the potential sale of some or all of the assets related to certain segments of its business. Until any potential sale is completed, the Company is continuing to fund the operating and capital requirements of those businesses. If the Company's available cash resources are not sufficient to fund these activities, or if the Company is not successful in selling the assets described above, the Company will require additional capital. Based on the current status of the debt and equity markets, there is no assurance that the Company would be able to obtain such funding.

2.   ACCOUNTING POLICIES

Loss per share of common stock

     The Company calculates net loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). In accordance with SFAS No. 128, basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is determined in the same manner as basic earnings per share except that the number of shares was increased assuming exercise of dilutive stock options and warrants using the treasury stock method. SFAS No. 128 dictates that the computation of earnings per share shall not assume conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on earnings per share. Since the Company has incurred only net losses, the inclusion of any stock options or warrants in the calculation of loss per share would be anti-dilutive. Total options and warrants not included in the calculation were approximately 3.5 million and 4.5 million options for the three and nine months ended September 30, 2000, respectively, and approximately 23.8 million and 24.1 million warrants for the three and nine months ended September 30, 2000, respectively, compared to approximately 6.0 million and 5.5 million options for the three and Nine months ended September 30, 1999, respectively, and approximately 25.1 million warrants for both the three and nine months ended September 30, 1999.

Long-haul network rights

     The Company acquired rights to use a long-haul network at OC-3 level capacity increments to connect cities on a nationwide long-haul network being developed by Enron Communications, Inc., now known as Enron Broadband Services, Inc. ("Enron"). On May 23, 2000, the Company placed into service an OC-3 connection between Salt Lake City and Portland. The Company anticipates placing two additional OC-3 connections into service during the first quarter of 2001. It is anticipated that certain additional increments will be placed into service. Long-haul rights placed into service are included in Goodwill and Intangibles in the accompanying financial statements.

Allowance for doubtful accounts

     The allowance for doubtful accounts was $857,000 and $144,000 at September 30, 2000 and December 31, 1999, respectively.

Revenue Recognition

     On December 6, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements. The Company adopted SAB 101 during the third quarter of 2000, which required that certain revenues and costs associated with customer contracts be deferred and amortized over the life of the anticipated customer relationship, typically the term of the related underlying contract. SAB 101 is required to be adopted effective January 1, 2000
by showing a cumulative catch-up adjustment.   The cumulative effect of the
application of SAB 101 for all periods as of December 31, 1999 was not material to the financial position, results of operations or cash flows of the Company for continuing operations or discontinued operations. The financial statements as of September 30, 2000 and for the periods then ended reflect the impact of the implementation of SAB 101.

     Historically, the Company derived revenue from four primary sources: IDCs, Internet services, web integration and consulting services and communication services.

     IDC revenue is generated primarily by providing colocation (including space, power and Internet access), managed hosting (including dedicated servers) and managed services. Revenue for recurring IDC services is recognized when the service is provided. Implementation of SAB 101 has resulted in the deferral of certain non-recurring revenue primarily related to installation of equipment, internet access and other set-up charges. Certain costs associated with such revenue have also been deferred. Such revenue and costs are amortized over the related contract period. Amounts billed relating to future periods are recorded as deferred revenue and are recognized in revenue when services are rendered

     Internet services revenue is derived from providing high-speed Internet access, such as dedicated access and DSL, web hosting services, data center co-location services, related equipment sales and dial-up access.. Revenue for recurring Internet services is recognized when the service is provided. Implementation of SAB 101 has resulted in the deferral of certain non-recurring revenue primarily related to installation of internet access. Certain costs associated with such revenue have also been deferred. Such revenue and costs are amortized over the related contract period. Such revenue and costs are amortized over the expected customer relationship. Amounts billed relating to future periods are recorded as deferred revenue and are recognized in revenue when services are rendered. Internet services revenue is primarily associated with the Internet Services business segment, the operations of which are being discontinued. See Note 6 - Discontinued operations.

     Web integration and consulting services revenue is derived from network consulting, design, integration and equipment sales. Revenue is recognized under the percentage-of-completion method of accounting based upon the ratio that costs incurred bear to the total estimated cost for each contract. Implementation of SAB 101 did not have an impact on web integration and consulting services revenue. Web integration and consulting services revenue is primarily associated with the Web Integration business segment, the operations of which are being discontinued. See Note 6 - Discontinued operations.

     Communications services revenue is generated from local and long distance telephone services. The Company generates telephony services revenue by replacing the basic telephony services currently provided by incumbent local exchange carriers, inter exchange carriers and competitive local exchange carriers, including local, long distance and other telephony services. Recurring revenue is recognized in the month telephony services are provided. Amounts billed relating to future periods are recorded as deferred revenue and are recognized in revenue when services are rendered. Implementation of SAB 101 has resulted in the deferral of certain non-recurring revenue primarily related to installation of communication services. Certain costs associated with such revenue have also been deferred. Such revenue and costs are amortized over the related contract period. Such revenue and costs are amortized over the expected customer relationship. Communications services revenue is primarily associated with the Communications business segment, the operations of which are being discontinued. See Note 6 - Discontinued operations.

     As of September 30, 2000, deferred costs included in "Other Current Assets" totaled $530,000 and deferred revenue included in "Other Current Liabilities" totaled $782,000.


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

Private Placements

     On March 8, 2000, concurrent with the initial public offering, we completed four private placements (outlined below) by selling our Series B common stock at a price of $15.81, which was the initial public offering price net of the underwriting discount, resulting in aggregate proceeds to the Company of $91.5 million as follows:

               Private Placement          Shares Issued            Net Proceeds
              -------------------        ---------------          --------------
              Texas Pacific Group             3,162,555           $  50,000,000
              SAIC Venture Capital Corp.      1,233,397              19,500,000
              Microsoft Corporation             759,013              12,000,000
              Lucent Technologies Inc.          632,511              10,000,000
                                            -----------           -------------
Total                                         5,787,476           $  91,500,000
                                            ===========           =============

     Concurrent with this transaction, Microsoft received a five-year warrant to purchase 569,260 shares of Series B common stock, at a price of $21.25 per share and the Company also entered into a business relationship with Microsoft. As a result, we recorded a deferred, non-cash charge related to this warrant of approximately $2.4 million, determined using the Black-Scholes Option Pricing Model. Such deferred, non-cash charge is being amortized into selling, general and administrative expense over the two-year term of this relationship.

1999 Equity Investment

     On December 2, 1999 in order to secure additional financing that was expected to become necessary during the first quarter of 2000, we entered into a 1999 Equity Investment agreement with Colorado Spectra 4, LLC ("Spectra 4"), which is an affiliate of Donald L. Sturm, Chairman of the Board. This 1999 Equity Investment agreement allowed us to require Spectra 4 to purchase up to $50.0 million of our Series B common stock at a price of $7.50 per share. In return for this agreement, Spectra 4 received a $5.0 million commitment fee. In addition, the agreement also provided that if at any time the value of the cash, cash equivalents and marketable securities we held fell below $20.0 million, we would be deemed to have automatically exercised $25.0 million of this commitment. On February 7, 2000 we gave notice that this condition had been met and on February 10, 2000 we sold 3,333,333 shares of Series B common stock to Spectra 4 under the automatic trigger provision of the agreement for $25.0 million and paid Spectra 4 the $5.0 million commitment fee. This agreement expired upon the closing of our initial public offering.

Deferred Stock Compensation

     The Company initially recorded a Deferred Stock Compensation charge of approximately $18.5 million, for all segments, related to the conversion of Stock Appreciation Rights ("SARs") to stock options and options granted during the first quarter of 2000 at less than fair market value. This Deferred Stock Compensation charge was based upon the difference between the strike price and the fair market value on the date of conversion for the SARs or the grant date for the stock options. The converted SARs and options vest over approximately four years and accordingly, the Company will recognize a quarterly expense until the end of the vesting period. During 2000, Deferred Stock Compensation decreased by approximately $7.1 million to reflect employee terminations that have occurred prior to vesting. The portion of the Amortization of deferred stock compensation expense associated with the discontinued operations, approximately $778,000 for the nine months ended September 30, 2000, is included in Loss from Discontinued Operations presented in the Statement of Operations. See further discussion in Note 6 - Discontinued Operations.

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

Amendment of the 1999 Equity Incentive Plan

     The number of shares reserved for issuance under the Company's 1999 Equity Incentive Plan (the "Plan") was amended by the stockholders at the Company's 2000 Annual Meeting of Stockholders' on June 12, 2000, to increase the number of shares reserved under the Plan by 8.2 million shares bringing the total number of shares reserved to 13.2 million. The Company instituted an incentive plan aimed at retaining employees that included the issuance of approximately 2.5 million stock options at fair market value.

4.   BUSINESS ACQUISITIONS AND GAIN ON SALE OF ASSETS

FastLane

     On January 14, 2000, the Company purchased certain equipment, intangible assets and liabilities from FastLane Communications, Inc. ("FastLane"), an Internet service provider and consultant in the Dallas/Fort Worth, Texas market. The purchase price was $2.4 million of cash. The total consideration of cash and acquired net liabilities of approximately $161,000 resulted in total consideration of approximately $2.6 million, which was recorded as goodwill and is being amortized on a straight-line basis over three years. The operations of FastLane are included in discontinued operations. See Note 6 - Discontinued Operations.

Sale of Fiber Optic Rights

     On June 1, 2000, the Company sold certain fiber optic rights for approximately $7.2 million resulting in a $5.5 million gain, and the Company retained the right to use four strands of fiber pursuant to an Indefeasible Right of Use Agreement with the new owner.

Pro Forma Acquisition Information

     Pro forma acquisition information represents unaudited results of operations of the Company as if the Intelenet acquisition had occurred on January 1, 1999. Certain of the operations of Intelenet's Internet services and the operations of all other acquisitions which occurred in 1999 are reflected in discontinued operations. See further discussion in Note 6 - Discontinued Operations. For the three and nine months ended September 30, 1999, revenue, net loss and net loss per common share associated with continuing operations would have been $926,000, $5.0 million, $17.8 million, $43.7 million and $(.62) and $(1.59), respectively. These pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place as of January 1, 1999, nor are they necessarily indicative of the results of future operations.

5.   BUSINESS SEGMENTS

     The Company operates in the United States of America and conducts transactions through its IDC segment. The Company previously operated four segments: IDC, Internet Services, Web Integration and Communications; however, effective September 1, 2000, the Internet Services, Web Integration and Communications segments are being accounted for as discontinued operations. See further discussion in Note 6 - Discontinued Operations.

     IDC. The Company's IDC segment represents services such as colocation, Internet access, managed services, application hosting and monitoring services. As of September 30, 2000, we were operating eight IDCs totaling approximately 216,000 gross square feet. In October 2000, one additional IDC was placed into service bringing our total gross square footage to 243,000. Generally, selling, general and administrative expenses shown in this segment represent specifically identifiable direct costs. These costs include, among other things, office rent and certain sales and support staff housed in the various locations. Also, included are indirect costs, including but not limited to, certain employee benefit and business insurance allocations.

     Corporate. The Corporate information represents direct and indirect costs incurred by the corporate headquarters. The Company currently allocates these costs to the IDC segment only on a limited basis. Selling, general and administrative expenses presented for Corporate include, among other items, costs related to selling, customer care, provisioning, billing and collections, information technology, general management and overhead and other administrative expenses. All inter-segment transactions have been eliminated.

                                                            Three Months Ended                          Nine Months Ended
                                                             September 30, 2000                         September 30, 2000
                                                 ---------------------------------------  -----------------------------------------
                                                   Internet Data                           Internet Data
                                                      Centers       Corporate     Total       Centers       Corporate       Total
                                                      -------      ----------    -------      -------       ---------     ---------
                                                                                   (in thousands)

Revenue........................................  $      2,368      $       --    $  2,368   $    5,001      $      --     $   5,001
Gross margin...................................          (880)             --        (880)      (1,042)            --        (1,042)
SG&A (1).......................................         7,474          11,052      18,526       16,659         21,843        38,502
Compensation charges resulting from IPO                    --              --          --           --          9,554         9,554
Amortization of deferred stock compensation....          (371)            (24)       (395)       1,685            141         1,826
Depreciation and amortization..................         3,344             643       3,987        8,050          1,969        10,019
Gain on sale of assets.........................            --              --          --           --          5,501         5,501
Interest income................................            --           3,554       3,554           --          8,992         8,992
Interest expense...............................            27           9,853       9,880           32         29,425        29,457
                                                 ------------      ----------    --------   ----------      ---------     ---------
Loss from continuing operations................  $    (11,354)     $  (17,970)   $(29,324)  $  (27,468)     $ (48,439)    $ (75,907)
                                                 ============      ==========    ========   ==========      =========     =========
Total Assets...................................  $    102,325      $  208,542    $310,867   $  102,325      $ 208,542     $ 310,867
                                                 ============      ==========    ========   ==========      =========     =========

(1) Represents selling, general and administrative expenses, excluding compensation charges resulting from initial public offering and amortization of deferred stock compensation.

                                                           Three Months Ended                      Nine Months Ended
                                                           September 30, 1999                      September 30, 1999
                                                 --------------------------------------  --------------------------------------
                                                 Internet Data                           Internet Data
                                                    Centers      Corporate     Total        Centers      Corporate     Total
                                                 --------------  ----------  ----------  --------------  ----------  ----------
                                                                                     (in thousands)
Revenue........................................  $         762   $      --   $     762      $   762      $      --   $     762
Gross margin...................................            244          --         244          244             --         244
SG&A (1).......................................            664       8,059       8,723          848         16,748      17,596
Depreciation and amortization..................          1,069         539       1,608        1,069          1,093       2,162
Interest income................................             --       1,481       1,481           --          5,914       5,914
Interest expense...............................              4       9,139       9,143            4         27,028      27,032
                                                       -------    --------    --------      -------       --------    --------
Loss from continuing operations................        $(1,493)   $(16,256)   $(17,749)     $(1,677)      $(38,955)   $(40,632)
                                                       =======    ========    ========      =======       ========    ========
Total Assets...................................        $25,914    $118,422    $144,336      $25,914       $118,422    $144,336
                                                       =======    ========    ========      =======       ========    ========

(1) Represents selling, general and administrative expenses.

6.   DISCONTINUED OPERATIONS

     The Company has completed evaluations of its business segments and available capital and has decided to focus on its IDC business segment. Based upon the results of these evaluations and rapidly evolving market conditions for these products and services, we believe that in order to achieve the desired margins on Internet services, Web integration and

Communications services, significant capital and other resources would be required. We believe these resources should instead be focused on the line of business that we anticipate will provide the best opportunity to increase long-term profitability and margins.

     The Company engaged an investment-banking firm to assist it in exploring strategic alternatives, including the potential sale, for the Internet services, Web Integration and Communications business segments. In September 2000, the Board of Directors met with the investment-banking firm and, based upon the investment-banking firm's findings, the evaluations and market conditions, the Board of Directors authorized Management to pursue the sale of each of these segments. As a result, these segments will be accounted for as discontinued operations with a measurement date of September 1, 2000. Any offers to purchase these assets will be evaluated separately and acted upon independently and the Company will only entertain reasonable offers that maximize shareholder value.

     Internet services.   The Internet services segment represents high-speed
Internet access such as dedicated access and digital subscriber line ("DSL"); dial-up Internet access; shared Web hosting and related equipment sales. The Company's acquisitions of Slip.Net, Sirius, Hypercon, Internet Express, inQuo and Transport Logic and the asset acquisition of FastLane are included in this segment. In addition, Internet services customers associated with the Company's Intelenet acquisition are also included in this segment. For accounting purposes, it is anticipated that any potential sale would not be completed until approximately June 2001.

     Web Integration. The Web integration segment represents Optec's operations and includes activities related to network consulting, design, integration, equipment sales and, on a limited basis, Internet service. For accounting purposes, it is anticipated that any potential sale would not be completed until approximately January 2001.

     Communications. The Communications segment represents certain of the Company's Southern California operating subsidiaries, excluding certain operations associated with its Intelenet acquisition and certain IDCs located in Southern California which will remain part of continuing operations. The majority of this segment's operations are telephony related, although it also includes certain Internet services and Web integration operations. For accounting purposes, it is anticipated that any potential sale would not be completed until approximately June 2001. The following is summarized financial information related to the discontinued operations:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                      (in thousands)
                                                                                   Internet       Web
                                                                                   Services   Integration  Communications    Total
                                                                                   --------   -----------  --------------    -----
As of September 30, 2000:
 Current assets.................................................................   $  5,310   $   7,010    $    2,937      $ 15,257
 Long-term assets...............................................................     46,976       6,671        60,416       114,063
 Current liabilities............................................................     (5,318)     (4,206)       (5,561)      (15,085)
 Long-term liabilities..........................................................        (62)        (36)       (7,427)       (7,525)
 Estimated net operating losses for the period from September 1, 2000
  Through the anticipated date of disposal, net of September 2000 activity.....    (21,747)       (800)      (25,509)      (48,056)
                                                                                   --------   ---------    ----------      --------
    Net assets of discontinued operations.......................................   $ 25,159   $   8,639    $   24,856      $ 58,654
                                                                                   ========   =========    ==========      ========

For the Two Months Ended August 31, 2000:
 Revenue........................................................................   $  3,954   $   2,958    $    2,257      $  9,169
                                                                                   ========   =========    ==========      ========
 Income (loss) from discontinued operations.....................................   $ (7,262)  $   1,492    $   (5,245)     $(11,015)
                                                                                   ========   =========    ==========      ========
For the Eight Months Ended August 31, 2000:
 Revenue........................................................................   $ 17,578   $  18,020    $    7,929      $ 43,527
                                                                                   ========   =========    ==========      ========
 Loss from discontinued operations..............................................   $(29,033)  $  (1,529)   $  (22,911)     $(53,473)
                                                                                   ========   =========    ==========      ========
For the Month Ended September 30, 2000:
 Revenue........................................................................   $  1,966   $   1,447    $      993      $  4,406
                                                                                   ========   =========    ==========      ========
 Loss on disposition of discontinued operations.................................   $(26,234)  $  (4,097)   $  (45,997)     $(76,328)
                                                                                   ========   =========    ==========      ========
For the Three Months Ended September 30, 1999:
 Revenue........................................................................   $  5,955   $   6,841    $    2,464      $ 15,260
                                                                                   ========   =========    ==========      ========
 Loss from discontinued operations..............................................   $ (5,025)  $    (452)   $   (8,992)     $(14,469)
                                                                                   ========   =========    ==========      ========
For the Nine Months Ended September 30, 1999:
 Revenue........................................................................   $ 11,099   $  18,196    $    6,404      $ 35,699
                                                                                   ========   =========    ==========      ========
 Income (loss) from discontinued operations.....................................   $ (8,765)  $   1,926    $  (24,918)     $(31,757)
                                                                                   ========   =========    ==========      ========

     Loss on disposition of discontinued operations consists of two components: anticipated gain or loss related to the sale of the segment to be disposed of and the estimated losses for the segment from September 1, 2000 through the anticipated disposition date. Anticipated gain or loss was calculated using Management's estimate of potential proceeds from the sale of each segment, based on discussions with our investment-banking firm, as adjusted for costs of disposal. The estimated losses for each segment were based upon Management's expectation of future operating results, which were derived from the historical results for such segments.

7.   SAN FRANCISCO INTERNET DATA CENTER

     The Company had previously announced plans to open an IDC in San Francisco in the fourth quarter of 2000; however, due to insurmountable site issues, the Company decided not to pursue this IDC location. During the third quarter of 2000 the Company wrote-off $559,000 of costs such as engineering costs and certain equipment. The Company expects to be able to re-deploy the remaining equipment purchased for this IDC in other IDC locations. As a result of the Company's termination of the lease, our total anticipated gross IDC square footage is reduced by approximately 40,000 square feet to 243,000 square feet by the end of 2000. See further discussion of the lease termination in Note 9 - Other Matters and Part II, Item 1 - Legal Proceedings.

8.   CHIEF EXECUTIVE OFFICER

     On November 6, 2000, J. Thomas McGrath joined FirstWorld as President and Chief Executive Officer. Mr. McGrath most recently served as the President of SBC DataComm, a division of SBC, a national provider of data, Internet and network solutions. Donald L. Sturm, who owns approximately 25% of the Company's common stock and serves as Chairman of FirstWorld's Board of Directors, served as interim President and CEO since July 3, 2000.

     On July 3, 2000, Sheldon S. Ohringer resigned as President and Chief Executive Officer. On July 10, 2000, approximately $1.4 million of compensation, of which approximately $700,000 had been previously accrued, was paid to Mr. Ohringer pursuant to the terms of his employment agreement and Separation and Settlement Agreement. In addition, Mr. Ohringer resigned all of his positions on the Company's Board of Directors and Board Committees. The position on the Board of Directors is currently vacant.

     Compensation charges resulting from our initial public offering relate to certain compensation which Mr. Ohringer received as a result of the Company's closing of its initial public offering. First, due to the closing of an initial public offering with gross proceeds of at least $20.0 million and a price of at least $10.00 per share prior to April 1, 2000, Mr. Ohringer was paid a $1.0 million cash bonus in March 2000. Also, in accordance with his employment agreement, upon completion of our initial public offering at a price of at least $12.50 per share prior to April 1, 2000, Mr. Ohringer was paid an additional $8.4 million cash bonus on July 10, 2000.

9.   OTHER MATTERS

City of Anaheim

     On October 6, 2000 the Company, FirstWorld Anaheim and the City of Anaheim entered into a settlement agreement to resolve all claims pending in the American Arbitration Association proceeding and all claims pending before the Orange County Superior Court. (The court proceeding had been stayed until completion of the arbitration.) As part of the settlement agreement, the City acknowledged that FirstWorld Anaheim has completed construction of the fiber-optic telecommunications network as required by the Universal Telecommunications System participation Agreement ("UTS Agreement"). The City also acknowledged that the Demonstration Center constructed and operated by FirstWorld Anaheim complies with the UTS Agreement and further agreed that Ethernet connections may be installed by FirstWorld Anaheim to buildings connected with FirstWorld Anaheim fiber optics instead of to the premises of each network customer. As part of the settlement, FirstWorld and the City terminated the Development Fee Agreement under which certain fees would have been payable by the Company to the City had a FirstWorld company constructed certain fiber optic systems within other municipalities. The parties also agreed to amend the UTS Agreement such that FirstWorld Anaheim could credit the City $20,000 per year against new or enhanced services purchased by Anaheim to support the City's presence on the World Wide Web, instead of making a $20,000 annual payment for such purpose as originally required under the UTS Agreement. Under the settlement agreement, FirstWorld paid the City $200,000 and agreed that the payment provision with regard to revenue sharing by FirstWorld Anaheim, with a $1.0 million annual minimum, is enforceable as written in the UTS Agreement. Except as specified above, no other provision of the UTS Agreement was modified and the UTS Agreement remains in effect. The Agreement for Use of Operating Property ("Operating Property Agreement") was not modified and remains in effect. The parties have filed a Stipulated Motion to Dismiss with the Superior Court of the State of California for the County of Orange requesting that all of the City's claims be dismissed with prejudice. The parties have also notified the American Arbitration Association to dismiss all of the City's claims in the arbitration.

Transport Logic

     In February and March of 2000, the shareholders from whom the Company purchased the stock of Oregon Professional Services, Inc. d/b/a Transport Logic, filed lawsuits in the Circuit Court of Oregon for the County of Multnomah, asserting claims for mandatory injunctive relief and estoppel. They asserted, based upon a claim of misrepresentation, that they are entitled to an additional 326,778 shares of Series B common stock. The Company removed the lawsuits to federal court and the cases were subsequently consolidated. On April 19, 2000, the court dismissed the consolidated cases and ordered that the matters be submitted to arbitration. The parties have submited the matter to arbitration in Denver, Colorado and have selected an arbitrator at the Judicial Arbiter Group. The claimants filed their Statement of Claim with the Judicial Arbiter Group on September 8, 2000 and FirstWorld responded with a general denial on October 3, 2000. The arbitration is currently scheduled to begin in February 2000.

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

Securities Class Action Lawsuits

     On July 7, 2000, a purported shareholder class action complaint was filed in federal district court in Colorado alleging that the Company and various of its officers and directors violated certain federal securities laws by misstating, and by failing to disclose, certain financial and other business information (Michael Rasner v. Donald L. Sturm, et al., Civil Action No. 00-K-
             ------------------------------------------
1376). Ten additional complaints with similar allegations and class periods were later filed (collectively, the "Securities Litigation"). The court has consolidated the individual complaints into the Rasner case. The Securities
                                                ------
Litigation is brought on behalf of a purported class of purchasers of the Company's stock allegedly traceable to its March 8, 2000 initial public offering. The court recently granted a group of individual shareholders' motion for appointment as the lead plaintiff group. The Company provided notice of claim to its Directors and Officers Liability insurance carriers.

     The investment banking firms that underwrote our Initial Public Offering have also been named as defendants and have requested that the Company indemnify them for claims associated with the action.

     We believe that the allegations in the complaints are without merit, and we intend to vigorously defend against the claims. We do not believe that the outcome of these actions will have a material adverse effect upon our financial position, results of operations or liquidity; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of these actions.

San Francisco Internet Data Center

     The Company had previously announced plans to open an IDC in San Francisco in the fourth quarter of 2000; however, due to insurmountable site issues, the Company decided not to pursue this IDC location. The Company delivered a notice to the landlord in July, 2000 terminating this lease. The landlord has disputed the Company's right to terminate. On October 13, 2000, the Company filed and served a Complaint for Declaratory Relief and Damages in the California Superior Court, San Francisco County, seeking a determination of the parties' respective rights under the lease and for determination of associated damages. The Company wrote-off approximately $559,000 during the third quarter of 2000 for related engineering costs and certain equipment. Although the Company believes that it is, or will be, relieved of its obligations under the lease and vigorously disputes the landlord's contention that the Company does not have the right to terminate the lease; due to the inherent uncertainty in these types of issues, there can be no assurance that the Company will not continue to be obligated to make some or all of the future lease payments. As of September 30, 2000, the Company has not accrued any amounts related to any potential future lease obligations.

Other

The Company is engaged in other legal actions arising in the ordinary course of its business and does not believe that the outcome of these actions will have a material adverse effect on its results of operations, liquidity or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     FirstWorld is a provider of outsourced data center, Web and application hosting solutions for small- and medium-sized businesses. As of September 30, 2000, we were operating eight IDCs totaling approximately 216,000 gross square feet. Our IDCs provide space for customers to colocate their equipment and house our data and Internet equipment. In October 2000, one additional IDC was placed into service bringing our total gross square footage to 243,000. Using a consultative sales approach, the Company markets its services to small- and medium-sized businesses, and also selectively to larger businesses.

     The Company has completed evaluations of its business segments and available capital and has decided to focus on its IDC business segment. Based upon the results of these evaluations and rapidly evolving market conditions for these products and services, we believe that in order to achieve the desired margins on Internet Services, Web Integration and Communications services, significant capital and other resources would be required. We believe these resources should instead be focused on the line of business that we anticipate will provide the best opportunity to increase long-term profitability and margins.

     The Company engaged an investment-banking firm to assist it in exploring strategic alternatives, including the potential sale, for the Internet Services, Web Integration and Communications business segments. In September 2000, the Board of Directors met with the investment-banking firm and, based upon the investment-banking firm's findings, the evaluations and market conditions, the Board of Directors authorized Management to pursue the sale of each of these segments. As a result, these segments will be accounted for as discontinued operations with a measurement date of September 1, 2000. Any offers to purchase these assets will be evaluated separately and acted upon independently and the Company will only entertain reasonable offers that maximize shareholder value.

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

Revenue

     IDC revenue is generated primarily by providing colocation (including space, power and Internet access), managed hosting (including dedicated servers) and managed services. Our IDCs have redundant, high-speed connectivity to the Internet, back-up power, fire suppression, raised floors, separate cooling zones, 24 hour/7 days per week monitoring and high levels of security. We provide colocation and managed hosting services in certain locations. The monthly fee paid by a customer is primarily driven by the amount of space required to house their equipment and the related Internet connectivity, as well as any value-added services provided. We generally charge a one-time set-up fee, which is recognized over the life of the related underlying contract, typically one year.

     On December 6, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements. The Company adopted SAB 101 during the third quarter of 2000, which required that certain revenues and costs associated with customer contracts be deferred and amortized over the anticipated customer life, typically the term of the related underlying contract. SAB 101 is required to be adopted effective January 1, 2000 by showing a cumulative catch-up adjustment. The cumulative effect of the application of SAB 101 for all periods as of December 31, 1999 was not material to the financial position, results of operations or cash flows of the Company for continuing operations or discontinued operations. The financial statements as of September 30, 2000 and the periods then ended reflect the impact of the implementation of SAB 101.

Costs and Expenses

Cost of Revenue

     Cost of revenue includes a variety of service and network operations costs. Network costs primarily consist of backbone transport charges and payments to other communications carriers for monthly recurring and non-recurring communications line charges incurred to provide connectivity between our customers, our data centers and the Internet. Other operational costs include rent and utilities associated with our IDCs and other network operations centers. We currently enter into operating leases for a significant portion of our infrastructure and IDC space and we expect this practice to continue.

Selling, general and administrative expenses, excluding compensation charges resulting from initial public offering and amortization of deferred stock compensation ("SG&A")

     Sales and marketing expenses include marketing salaries and benefits, commissions paid in connection with our sales programs, travel expenses, trade show expenses and promotional costs. Also included are costs associated with acquiring additional customers such as brochures and targeted advertising and promotional campaigns. We expect sales and marketing expenses to flatten as we scale back our advertising and marketing efforts. General and administrative expenses include, among other things, office rent, salaries and related expenses of management and support services personnel, billing and collections, occupancy fees, consulting fees and general corporate administrative expenses. We also include non-capitalizable costs associated with the development, support and expected growth of our operational support system platforms.

Compensation charges resulting from initial public offering

     Compensation charges resulting from initial public offering related to certain compensation which the Company's former Chief Executive Officer, Sheldon
S. Ohringer, has received as a result of the Company's closing of our initial public offering. First, due to the closing of an initial public offering with gross proceeds of at least $20.0 million and a price of at least $10.00 per share prior to April 1, 2000, Mr. Ohringer was paid a $1.0 million cash bonus in March 2000. Due to the completion of our initial public offering at a price of at least $12.50 per share prior to April 1, 2000, Mr. Ohringer was paid an additional $8.4 million cash bonus on July 10, 2000.

Amortization of deferred stock compensation

     Amortization of deferred stock compensation represents the non-cash expense attributable to the conversion of Stock Appreciation Rights ("SARs") to stock options and options granted during the first quarter of 2000 at less than fair market value. The Company recorded a Deferred Stock Compensation charge based upon the difference between the strike price and the fair market value on the date of conversion for the SARs or the grant date for the stock options. The converted SARs and options vest over approximately four years and accordingly, the Company will continue to recognize similar expenses until the end of the vesting periods. The expense, as well as, the Deferred Stock Compensation balance is adjusted to reflect the unvested portions of the SARs and options related to employees that terminated during the period.

Depreciation and amortization

     Depreciation and amortization expenses include charges relating to depreciation of property and equipment, which consists principally of data equipment; leasehold improvements; furniture and equipment; and amortization of intangibles, primarily goodwill. We depreciate our assets and network infrastructure on a straight-line basis over the estimated useful life of each asset. Estimated useful lives for our assets currently range from three to 10 years. In addition, we have recorded goodwill in connection with our Intelenet acquisition, which we amortize over a three-year period. Amortization expense associated with the other 1999 and 1998 acquisitions is currently reflected in discontinued operations.


Gain on Sale of Assets

     Gain on sale of assets relates to the sale of certain fiber optic rights.

Interest

     Interest expense consists of interest expense associated with our debt. On April 13, 1998, we completed the issuance of our senior notes. Interest expense subsequent to this date primarily relates to our senior notes and capital leases. We are not currently scheduled to make any cash interest payments on our senior notes until October 15, 2003.

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

Loss from discontinued operations

     Loss from discontinued operations represents losses incurred in the Internet services, Web Integration and Communications segments between January 1, 2000 and August 31, 2000. The 1999 Statement of Operations was restated to reflect the discontinued operations for the three and nine months ended September 30, 1999.

Loss on disposition of discontinued operations

     Loss on disposition of discontinued operations consists of two components: anticipated gain or loss related to the sale of each segment to be disposed of and the estimated losses for each segment from September 1, 2000 through the anticipated disposition date.

Results of Operations

Three and Nine Months Ended September 30, 2000 Compared With Three and Nine Months Ended September 30, 1999

Revenues

     IDC revenue increased from $762,000 for the quarter ended September 30, 1999 to $2.4 million for the quarter ended September 30, 2000, an increase of $1.6 million, or 211%. IDC revenue increased from $762,000 for the nine months ended September 30, 1999 to $5.0 million for the nine months ended September 30, 2000, an increase of $4.2 million, or 556%. The increase in IDC revenue is primarily due to the opening of eight IDCs for a combined total of 216,000 gross square feet. As of September 30, 2000, we have 143 customers and occupancy of approximately 8% of our sellable square footage. To date, we have eight IDCs, including the opening of two during the third quarter and three during each of the first and second quarters of 2000.

Costs and Expenses

     Cost of revenue. Cost of revenue increased from $518,000 for the quarter ended September 30, 1999 to $3.2 million for the quarter ended September 30, 2000, an increase of $2.7 million, or 527%. Cost of revenue increased from $518,000 for the nine months ended September 30, 1999 to $6.0 million for the nine months ended September 30, 2000, an increase of $5.5 million, or 1,067%. The increase in cost of revenue was due to the opening of our IDCs and the increase in our customer base. We anticipate that we will continue to have negative margins associated with the IDC business as we continue to fill our IDCs.

     Selling, general and administrative expenses, excluding compensation charges resulting from initial public offering and amortization of deferred stock compensation ("SG&A"). SG&A expenses increased from $8.7 million for the quarter ended September 30, 1999 to $18.5 million for the quarter ended September 30, 2000, an increase of $9.8 million, or 112%. SG&A expenses increased from $17.6 million for the nine months ended September 30, 1999 to $38.5 million for the nine months ended September 30, 2000, an increase of $20.9 million, or 119%. Salaries and other related expenses increased approximately $5.4 million and $13.1 million for the three and nine months ended September 30, 2000, respectively, compared to the same prior year periods. This increase was primarily due to the addition of personnel, through internal growth and the Intelenet acquisition. Advertising costs increased $1.4 million and $3.1 million for the three and nine months ended September 30, 2000, respectively compared to the same prior year periods. The increase in advertising is primarily due to our targeted advertising and promotional campaigns related to the opening of our eight IDCs. On July 10, 2000, approximately $1.4 million of compensation, of which approximately $700,000 had been previously accrued, was paid to Mr. Ohringer pursuant to the terms of his employment agreement and Separation and Settlement Agreement. In August 2000, the Company decided to terminate the San Francisco IDC lease, due to insurmountable site issues. We wrote-off $559,000 of costs such as engineering costs and certain equipment. In addition, during the three and nine months ended September 30, 2000, we incurred approximately $1.4 million and $1.8 million, respectively, in consulting cost for business advisory services. The remaining increase was due to higher overall expenses resulting from expansion of operations in accordance with the execution of our business plan.

     Compensation charges resulting from initial public offering. Compensation charges resulting from our initial public offering were $9.6 million for the nine months ended September 30, 2000. These charges related to compensation that Mr. Ohringer was paid as a result of the Company's initial public offering. Of the $9.6 million, $1.0 million was paid in March 2000 and the remaining amount paid in July 2000. There were no similar charges associated with other periods presented.

     Amortization of deferred stock compensation. Amortization of deferred stock compensation was ($395,000) and $1.8 million for the three and nine months ended September 30, 2000, respectively. Amortization of deferred stock compensation represents the non-cash expense attributable to the conversion of SARs to stock options and options granted during the first quarter of 2000 at less than fair market value. There was no amortization of deferred stock compensation for the three or nine months ended September 30, 1999. The expense for the three months ended September 30, 2000 was adjusted to reflect the unvested portions of the SARs and options related to employees that terminated during the period.

     Depreciation and amortization. Depreciation and amortization expenses increased from $1.6 million for the three months ended September 30, 1999 to $4.0 million for the three months ended September 30, 2000, an increase of $2.4 million, or 148%. Depreciation and amortization expenses increased from $2.2 million for the nine months ended September 30, 1999 to $10.0 million for the nine months ended September 30, 2000, an increase of $7.9 million, or 363%. The increases of $2.4 million and $7.9 million for the three and nine months ended September 30, 2000, respectfully, compared to the same prior year periods were primarily related to higher depreciation of $1.7 million and $5.3 million for the respective periods associated with IDC assets placed in service and the remaining increase was related to the amortization of goodwill associated with our Intelenet acquisition.


Other

     Gain on the sale of assets. The gain on sale of assets is related to the June 1, 2000 sale of certain fiber optic rights for approximately $7.2 million resulting in a $5.5 million gain.

     Interest income. Interest income increased from $1.5 million for the three months ended September 30, 1999 to $3.6 million for the three months ended September 30, 2000, an increase of $2.1 million, or 140%. Interest income increased from $5.9 million for the nine months ended September 30, 1999 to $9.0 million for the nine months ended September 30, 2000, an increase of $3.1 million, or 52%. The weighted average cash, cash equivalents and marketable securities balances during the three months ended September 30, 2000 and 1999 were approximately $202.5 million and $115.4 million, respectively. The weighted average cash, cash equivalents and marketable securities balances during the nine months ended September 30, 2000 and 1999 were approximately $210.6 million and $150.2 million, respectively. The weighted average interest rates on our marketable securities were approximately 6.89% at September 30, 2000, an increase of approximately 1.35% compared to the same prior year period.

     Interest expense. Interest expense increased from $9.1 million for the three months ended September 30, 1999 to $9.9 million for the three months ended September 30, 2000, an increase of $737,000, or 8%. Interest expense increased from $27.0 million for the nine months ended September 30, 1999 to $29.5 million for the nine months ended September 30, 2000, an increase of $2.4 million, or 9%. This increase relates primarily to interest expense associated with the senior notes. The Company is not currently scheduled to make any cash interest payments on the senior notes until October 15, 2003. Capitalized interest for the three and nine months ended September 30, 2000 and 1999 was $743,000, $1.6 million, $140,000 and $405,000, respectively.

Loss from of discontinued operations

     Loss from discontinued operations decreased from $14.5 million for the quarter ended September 30, 1999 to $11.0 million for the quarter ended September 30, 2000, a decrease of $3.5 million, or 24%. Loss from discontinued operations increased from $31.8 million for the nine months ended September 30, 1999 to $53.5 million for the nine months ended September 30, 2000, an increase of $21.7 million, or 68%. The decrease for the quarterly periods was primarily due to a de-emphasis on low margin equipment sales associated with the Web Integration segment. The increase for the nine-month period was primarily the result of our various acquisitions during 1999.

Loss on disposition of discontinued operations

     Loss on disposition of discontinued operations for the three and nine months ended September 30, 2000 was $76.3 million. There were no corresponding losses during the three and nine months ended September 30, 1999 as the measurement date of the application of discontinued operations treatment was September 1, 2000.

Liquidity and Capital Resources

     The Company's existing operations have required and will continue to require substantial capital investment for the design and additional construction of IDCs, installation of electronics and other related equipment and the continued development of operational support system platforms. In addition, we expect to incur operating losses for at least the next several years. Such expansion will require significant additional capital for the design and additional construction of our IDCs, development of new IDC product offerings and the funding of operating losses as a result of expanding our business.

     To date, we have satisfied our cash requirements through the private placements of debt and equity securities and through an initial public offering of our Series B common stock. From our inception through September 30, 2000, we raised approximately $361.7 million in net proceeds from the sale of equity securities and $241.8 million in net proceeds from the sale of debt securities.

     On December 2, 1999, in order to secure additional financing that was expected to become necessary during the first quarter of 2000, we entered into a 1999 Equity Investment agreement with Colorado Spectra 4, LLC ("Spectra 4"), which is an affiliate of Donald L. Sturm, Chairman of the Board. This 1999 Equity Investment agreement allowed us to require Spectra 4 to purchase up to $50.0 million of our Series B common stock at a price of $7.50 per share. In return for this agreement Spectra 4 received a $5.0 million commitment fee. In addition, the agreement also provided that if at any time the value of the cash, cash equivalents and marketable securities we held fell below $20.0 million, we would be deemed to have automatically exercised $25.0 million of this commitment. On February 7, 2000 we gave notice that this condition had been met and on February 10, 2000 we sold 3,333,333 shares of Series B common stock to Spectra 4 under the automatic trigger provision of the agreement for $25.0 million and paid Spectra 4 the $5.0 million commitment fee. This agreement expired upon the closing of our initial public offering.

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

                Private Placement            Shares Issued       Net Proceeds
          ------------------------------     -------------       ------------
          Texas Pacific Group                    3,162,555        $50,000,000
          SAIC Venture Capital Corp.             1,233,397         19,500,000
          Microsoft Corporation                    759,013         12,000,000
          Lucent Technologies Inc.                 632,511         10,000,000
                                                 ---------        -----------
           Total                                 5,787,476        $91,500,000
                                                 =========        ===========

     Concurrent with this transaction, Microsoft received a five-year warrant to purchase 569,260 shares of Series B common stock, at a price of $21.25 per share and the Company also entered into a business relationship with Microsoft. As a result, we recorded a deferred, non-cash charge related to this warrant of approximately $2.4 million, determined using the Black-Scholes Option Pricing Model. Such deferred, non-cash charge is being amortized into selling, general and administrative expense over the two-year term of this relationship.

     As of September 30, 2000, we had $175.1 million of cash, cash equivalents and marketable securities, and an accumulated deficit of $378.2 million.

     For the nine months ended September 30, 2000 and 1999, capital expenditures were $62.5 million and $22.7 million, respectively. Our Statements of Cash Flows for the nine months ended September 30, 2000 and 1999 have been adjusted to remove accruals associated with capital expenditures, as a result, capital expenditures represent the cash paid for property and equipment.

     The Company believes its existing cash, cash equivalents and marketable securities will be sufficient to meet its anticipated cash needs for working capital and capital expenditures into 2002. In addition, the Company has analyzed each of its current non-IDC lines of business, including Web integration, Internet services and Communications, and has engaged an investment-banking firm to explore the potential sale of some or all of these assets. We believe that the divestiture of these assets will improve cash flow by reducing operating and capital expenditures and may provide cash proceeds upon closing. After considering proceeds for the sale of the various business segments, the Company anticipates further extending its funding into 2002. However, there can be no assurance that the Company can sell some or all of these assets or that cash proceeds can be generated. Depending upon the outcome of the divestitures, we may require additional funds to support our working capital and capital expenditure requirements after such time and may explore additional funds through public or private equity or debt financing or other sources for such requirements and for acquisitions of technologies, companies and development of our existing and any new IDC services. Any additional financing we may need may not be available on terms favorable to us, or at all.

     The Company's most significant sources and uses of funds for the nine months ended September 30, 2000 were as follows (in thousands):

   Sources of funds:
     Maturities of held-to-maturity marketable securities                        $  192,480
     Net proceeds from initial public offering                                      180,976
     Proceeds from private placements                                                91,500
     Net proceeds from 1999 Equity Investment                                        20,000
     Proceeds on sale of assets                                                       7,230
     Proceeds from the exercise of stock options, warrants or employee
       stock purchase plan                                                            6,223
                                                                                 ----------
          Total sources of cash                                                  $  498,409
                                                                                 ==========

   Uses of funds:
     Purchases of held-to-maturity marketable securities                         $  291,275
     Net cash used by discontinued operations                                        73,167
     Purchases of property and equipment                                             62,458
     Net cash used by operating activities                                           41,584
     Acquisition of assets and intangibles                                            2,400
     Payments associated with debt and capital leases                                   148
                                                                                 ----------
          Total uses of cash                                                     $  471,032
                                                                                 ==========

     With the exception of the Company's senior notes, management believes that the carrying amounts shown for the Company's financial instruments reasonably approximate their fair values. The carrying value of the senior notes at September 30, 2000 was $324.3 million. The fair value of the Company's senior notes, determined based on the quoted high-yield market bid price, approximated $95.2 million at September 30, 2000. On November 1, 2000, the fair value increased slightly to approximately $98.7 million. Although, the Company to date has not done so, it may from time to time purchase some of its outstanding senior notes.


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

PART II.  OTHER INFORMATION


ITEM 1.  Legal Proceedings

City of Anaheim

     On October 6, 2000 the Company, FirstWorld Anaheim and the City of Anaheim entered into a settlement agreement to resolve all claims pending in the American Arbitration Association proceeding and all claims pending before the Orange County Superior Court. (The court proceeding had been stayed until completion of the arbitration.) As part of the settlement agreement, the City acknowledged that FirstWorld Anaheim has completed construction of the fiber-optic telecommunications network as required by the Universal Telecommunications System participation Agreement ("UTS Agreement"). The City also acknowledged that the Demonstration Center constructed and operated by FirstWorld Anaheim complies with the UTS Agreement and further agreed that Ethernet connections may be installed by FirstWorld Anaheim to buildings connected with FirstWorld Anaheim fiber optics instead of to the premises of each network customer. As part of the settlement, FirstWorld and the City terminated the Development Fee Agreement under which certain fees would have been payable by the Company to the City had a FirstWorld company constructed certain fiber optic systems within other municipalities. The parties also agreed to amend the UTS Agreement such that FirstWorld Anaheim could credit the City $20,000 per year against new or enhanced services purchased by Anaheim to support the City's presence on the World Wide Web, instead of making a $20,000 annual payment for such purpose as originally required under the UTS Agreement. Under the settlement agreement, FirstWorld paid the City $200,000 and agreed that the payment provision with regard to revenue sharing by FirstWorld Anaheim, with a $1.0 million annual minimum, is enforceable as written in the UTS Agreement. Except as specified above, no other provision of the UTS Agreement was modified and the UTS Agreement remains in effect. The Agreement for Use of Operating Property ("Operating Property Agreement") was not modified and remains in effect. The parties have filed a Stipulated Motion to Dismiss with the Superior Court of the State of California for the County of Orange requesting that all of the City's claims be dismissed with prejudice. The parties have also notified the American Arbitration Association to dismiss all of the City's claims in the arbitration.

Transport Logic

     In February and March of 2000, the shareholders from whom the Company purchased the stock of Oregon Professional Services, Inc. d/b/a Transport Logic, filed lawsuits in the Circuit Court of Oregon for the County of Multnomah, asserting claims for mandatory injunctive relief and estoppel. They asserted, based upon a claim of misrepresentation, that they are entitled to an additional 326,778 shares of Series B common stock. The Company removed the lawsuits to federal court and the cases were subsequently consolidated. On April 19, 2000, the court dismissed the consolidated cases and ordered that the matters be submitted to arbitration. The parties have submited the matter to arbitration in Denver, Colorado and have selected an arbitrator at the Judicial Arbiter Group. The claimants filed their Statement of Claim with the Judicial Arbiter Group on September 8, 2000 and FirstWorld responded with a general denial on October 3, 2000. The arbitration is currently scheduled to begin in February 2000.

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

Securities Class Action Lawsuits

     On July 7, 2000, a purported shareholder class action complaint was filed in federal district court in Colorado alleging that the Company and various of its officers and directors violated certain federal securities laws by misstating, and by failing to disclose, certain financial and other business information (Michael Rasner v. Donald L. Sturm, et al., Civil Action No.
             ------------------------------------------
00-K-1376). Ten additional complaints with similar allegations and class periods were later filed (collectively, the "Securities Litigation"). The court has consolidated the individual complaints into the Rasner case. The Securities
                                                ------
Litigation is brought on behalf of a purported class of purchasers of the Company's stock allegedly traceable to its March 8, 2000 initial public offering. The court recently granted a group of individual shareholders' motion for appointment as the lead plaintiff group. The Company provided notice of claim to its Directors and Officers Liability insurance carriers.

     The investment banking firms that underwrote our Initial Public Offering have also been named as defendants and have requested that the Company indemnify them for claims associated with the action.

     We believe that the allegations in the complaints are without merit, and we intend to vigorously defend against the claims. We do not believe that the outcome of these actions will have a material adverse effect upon our financial position, results of operations or liquidity; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of these actions.

San Francisco Internet Data Center

     The Company had previously announced plans to open an IDC in San Francisco in the fourth quarter of 2000; however, due to insurmountable site issues, the Company decided not to pursue this IDC location. The Company delivered a notice to the landlord in July, 2000 terminating this lease. The landlord has disputed the Company's right to terminate. On October 13, 2000, the Company filed and served a Complaint for Declaratory Relief and Damages in the California Superior Court, San Francisco County, seeking a determination of the parties' respective rights under the lease and for determination of damages. The Company wrote off approximately $559,000 during the third quarter of 2000 for related engineering costs and certain equipment. Although the Company believes that it is, or will be, relieved of its obligations under the lease and vigorously disputes the landlord's contention that the Company does not have the right to terminate the lease; due to the inherent uncertainty in these types of issues, there can be no assurance that the Company will not continue to be obligated to make some or all of the future lease payments. As of September 30, 2000, the Company has not accrued any amounts related to any potential future lease obligations.

Other

     The Company is engaged in other legal actions arising in the ordinary course of its business and does not believe that the outcome of these actions will have a material adverse effect on its results of operations, liquidity or financial position.

ITEM 6. Exhibits and Reports on Form 8-K

  (a)   Exhibits:

        Exhibit 10.52 Employment Agreement, as amended, between the Company and Paul C. Adams.
        Exhibit 10.53 Employment Agreement, as amended, between the Company and Scott M. Chase.
        Exhibit 10.54 Employment Agreement, as amended, between the Company and Jeffery L. Dykes.
        Exhibit 10.55 Employment Agreement, as amended, between the Company and Doug Kramer.
        Exhibit 10.56 Employment Agreement, as amended, between the Company and David J. Gandini.
        Exhibit 10.57 Employment Agreement between the Company and J. Thomas McGrath.

        Exhibit 27.1   Financial Data Schedule

  (b) No reports on Form 8-K were filed in the three-month period ended September 30, 2000.

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



                                  FIRSTWORLD COMMUNICATIONS, INC.,
                                  a Delaware corporation
                                  (Registrant)



                  SIGNATURE                                     TITLE                                      DATE
                  ---------                                     -----                                      ----
            /s/  DAVID J. GANDINI               Chief Operating Officer                              November 13, 2000
----------------------------------------------
                 David J. Gandini

            /s/  PAUL C. ADAMS                  Vice President of Finance, Treasurer and Assistant   November 13, 2000
----------------------------------------------
                 Paul C. Adams                  Secretary (Principal Financial and Accounting
                                                Officer)