Form 10-K
period 2000-12-31
VERADO HOLDINGS INC
filed 2001-03-30
CIK 1061583

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000 or

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________________ to _________________

                        Commission file number 0-24953
                                               -------

                             VERADO HOLDINGS, INC.
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

                        FIRSTWORLD COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
                (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL
                      YEAR, IF CHANGED SINCE LAST REPORT)

                               ----------------

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

                                                          Name of each
         Title of each class                       exchange on which registered
---------------------------------------           ------------------------------
Series B common stock, $.0001 par value               Nasdaq National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 28, 2001, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $26,177,022 based on the closing price of $.94 on February 28, 2001.

As of February 28, 2001, the registrant's outstanding common stock consisted of 5,101,831 of Series A common stock and 47,482,602 of Series B common stock, each with a $.0001 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report (Items 10, 11, 12 and 13) is incorporated by reference from the registrant's proxy statement to be filed pursuant to Regulation 14A with respect to the annual meeting of stockholders scheduled to be held on June 1, 2001.

================================================================================

                     [THIS PAGE INTENTIONALLY LEFT BLANK]

                             Verado Holdings, Inc.
              (Formerly known as FirstWorld Communications, Inc.)
                                   Form 10-K
                               Table of Contents


Part   Item(s)                                                                         Page
----   -------                                                                         ----
               Forward-Looking Statements............................................. iii
I.     1.      Business...............................................................   1
                  The Company.........................................................   1
                  Industry Overview...................................................   2
                  The Verado Solution.................................................   3
                  Growth Strategy.....................................................   4
                  Our Products and Services...........................................   4
                  Our Customers.......................................................   6
                  Network Architecture................................................   6
                  Competition.........................................................   7
                  Intellectual Property...............................................   7
                  Risk Factors........................................................   8
                  Discontinued Operations.............................................  13
                  Employees...........................................................  16
       2.      Properties.............................................................  17
       3.      Legal Proceedings......................................................  17
       4.      Submission of Matters to a Vote of Security Holders....................  19
II.    5.      Market for Registrant's Common Equity and Related Stockholder
                  Matters.............................................................  19
       6.      Selected Financial Data................................................  21
       7.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...............................................  22
       7A.     Quantitative and Qualitative Disclosures About Market Risk.............  31
       8.      Financial Statements and Supplementary Data............................  32
       9.      Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure................................................  32
III.   10.     Directors and Executive Officers of the Registrant.....................  32
       11.     Executive Compensation.................................................  32
       12.     Security Ownership of Certain Beneficial Owners and Management.........  32
       13.     Certain Relationships and Related Transactions.........................  32
IV.    14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K........  33
               Signatures.............................................................  38
               Index to Consolidated Financial Statements............................. F-1

                     [THIS PAGE INTENTIONALLY LEFT BLANK]

FORWARD-LOOKING STATEMENTS

     Statements included in this Form 10-K which are not historical in nature are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. For example, without limitation, Verado's projections regarding its financial expectations; business opportunities and competitive market position; its financial and cash position; industry growth and its ability to take advantage of industry growth; network enhancement, development, expansion and performance; the composition of its management team; the successful launch, implementation, performance and sales of its services and products, including its managed services products; its ability to meet the listing requirements of the Nasdaq National Market; the outcome of certain material litigation; the ability of the Company to successfully execute its business model; the ability to sell or otherwise dispose of certain business segments; the successful transition to the name "Verado"; and its ability to obtain needed financing are forward looking. Actual events or results may differ materially from the forward-looking statements set forth in this Form 10-K and are subject to risks and uncertainties such as: our ability to properly forecast operating results and cash usage; changes in our marketplace and in the technology being adopted for our data center and managed services products; performance of our network services and products; our ability to sell, grow and maintain demand for the use of our services and products; our ability to control operating expenses; our ability to retain existing customers, obtain new customers and increase their level of use of our services and products; the success and market share realized by our competitors; our ability to obtain financing; the continued viability of our customers in light of volatile economic conditions; our ability to successfully develop and introduce new services and products in a timely manner; our ability to successfully develop and execute a plan to meet the listing requirements of the Nasdaq National Market and thereby avoid delisting; the retention of key employees, including members of the management team; our ability to successfully defend against any challenges to the use of our name "Verado", service marks , trademarks, copyrights or intellectual property and our ability to successfully defend the securities class action litigation Civil Action No. 00-K-1376 in the United States District Court for the District of Colorado. There can be no assurance that we will be able to successfully realize our expectations, and, accordingly, the occurrence of one or more of these risks, or the failure to achieve one or more of these forward-looking objectives, may cause the prevailing value of our publicly traded debt and equity securities to decrease. Verado has no obligation to update forward-looking statements. Readers are encouraged to refer to Verado's reports from time to time filed with the Securities and Exchange Commission, including the "risk factors" sections of our S-1 filed March 7, 2000 and the "risk factors" and "management's discussion and analysis" sections of this 10-K for further discussions of Verado's business and risk factors that may affect operating and financial results and forward-looking statements.

     In this Form 10-K, "Verado", "we", "its", "us", "our" and the "Company" refer to Verado Holdings, Inc. (formerly known as FirstWorld Communications, Inc.) and its subsidiaries, unless the context otherwise requires. The term "Enron" refers to Enron Corp. and its direct and indirect subsidiaries collectively, unless otherwise indicated. The term "TPG" refers to Texas Pacific Group and its affiliates. The phrase "Sturm Entities" refers collectively or individually, as the context requires, to the entities controlled by Donald L. Sturm.

                     [THIS PAGE INTENTIONALLY LEFT BLANK]

ITEM 1.  BUSINESS

The Company

     Verado Holdings, Inc., a Delaware corporation (formerly known as FirstWorld Communications, Inc., which was originally organized in California in July 1992 and subsequently reincorporated in Delaware in June 1998) is a provider of outsourced data center, managed services and Web and application hosting solutions for businesses. We provide customers space, power and Internet access within our nine state-of-the-art geographically dispersed data centers. We also provide dedicated servers that are Internet connected servers, packaged as a complete Web, database, or application hosting solution. Our managed services allow customers to obtain functions that would be typically performed by an in-house Information Technology ("IT") department.

     Our Data Center business segment currently offers our data center, managed services and Web and application hosting services from nine data centers located in San Diego, Portland, Denver, Houston, Salt Lake City, Dallas, Irvine, Santa Clara and Glendale. Our total data center space is approximately 245,000 gross square feet. We will be transferring the operations of the Glendale data center to the Irvine data center, and we intend to close this 5,000 square foot facility. Our focus is to deliver peace of mind and an opportunity for financial savings to our customers by providing that the mission-critical applications that run their businesses are available for use. Our data center infrastructure is a climate-controlled, raised floor environment that features multiple fiber trunks coming into each data center from multiple sources, redundant environmental systems, including heating, ventilation and air conditioning ("HVAC"); Uninterruptible Power Supply ("UPS"), including battery back-up and diesel powered generators; and physical and logical security. Verado data centers feature multiple points of security, including fire detection and suppression systems, 24x7 on-site security guards, photo identification electronic card access systems, closed-circuit television video surveillance track systems and real-time monitoring of alarm and intrusion systems from our national Network Operations Center ("NOC"). Verado has tailored its products and services to meet the needs of its target business customer base. Verado provides the following products:

     Managed Services - Verado's managed services provide outsourcing solutions for its customers' Internet infrastructure requirements. Verado's engineering staff provides the hardware, software, and scaleable infrastructure required to support mission-critical Internet applications. The managed services fall into these categories:

          .       Administrative services
          .       Security services
          .       Monitoring and reporting services
          .       Backup and restore services
          .       Storage on demand services
          .       Enhanced network services
          .       Database and application platforms

     The majority of these services were not deployed until the first quarter of 2001.

     Dedicated Servers - A dedicated server is an Internet connected server packaged as a complete Web-based application solution, using either a Compaq/NT or Sun/Solaris platform. Packaging provides hardware, software, and certain administration services, and we offer it in Verado's data centers in order to take advantage of our space, power, and access solutions. There are many optional hardware features, software configurations, and value-added services to accompany the base product.

     Colocation Services - Customers can choose from multiple space (racks or cages), power and Internet access options to house and connect their computer equipment. Customers can also take advantage of Verado's engineering support, which can supply complete turnkey cabinet, cage or suite design and installation.

     Professional Services - We are able to provide the services, expertise, and manpower to fully manage the complex needs of our customers who desire a complete outsourced solution.

     Other Operations - The Company completed evaluations of its business segments and available capital and in the third quarter of 2000 announced its decision to focus on its Data Center business segment, as described above. Based upon the results of these evaluations and rapidly evolving market conditions for these products and services, we believe that in order to achieve the desired margins on our Internet Services, Web Integration and Communications business segments, significant capital and other resources would be required. We believe these resources should instead be focused on the Data Center business segment, which we anticipate will provide the best opportunity to increase long-term profitability and margins. Therefore, we have adopted discontinued operations accounting treatment for the Internet Services, Web Integration and Communications business segments. See "Discontinued Operations."

     All discussions in this Form 10-K for the year ended December 31, 2000 are considered to be related to only Verado's data center and managed services segment and corporate segment, unless otherwise indicated. Detailed information related to the discontinued operations follows the data center discussions. See "-Discontinued Operations."

Industry Overview

     The Internet has emerged as one of the fastest growing communications media in history and is dramatically changing how businesses and individuals communicate and share information. The Internet's rapid growth as an essential communications medium has created a market opportunity for companies such as ours that provide Internet infrastructure services. In a March 2001 presentation, The Yankee Group estimated that the U.S. Web hosting market, which includes connectivity, colocation and managed services, will grow from $4.3 billion in 2000 to $36.0 billion by 2005. We believe we are positioned to capitalize on this opportunity due to the following factors:

 .   Growing Demand for Internet and Data Solutions. Many companies lack the expertise, capital or personnel required to install, maintain and monitor their own Web servers, Web sites and access facilities. We believe that these businesses can benefit from, and are increasingly demanding, outsourced data center solutions for their Internet and data requirements.

 .   Trend Toward Outsourcing of Internet Operations. We believe that our customers and potential customers are finding that investing in the resources and personnel required to maintain their Web infrastructure is cost-prohibitive and difficult given the shortage of technical talent and the risk of technological obsolescence. As a result, many businesses are seeking to outsource their Web facilities and system needs to focus on their core competencies. In a May 2000 report, Forrester Research reported that 45% of businesses outsource their Web presence due to cost savings, and 36% outsource because they lack the internal expertise. Demand for outsourced data center, managed services and Web and application hosting solutions is expected to grow as businesses outsource more of their IT functions.

 .   Businesses Expected to Fuel Growth. We believe that a significant portion of the growth in data communications will be generated by businesses. Data communications, particularly through the Internet, have made it possible for companies to compete more effectively by reducing their costs of communicating with employees, customers and suppliers. To continue to optimize their ability to communicate and compete, businesses will need to constantly upgrade their technical personnel, equipment and expertise.

 .   Emergence of Third-Party Colocation Services. Internet infrastructure and applications platforms are complex and sensitive to environmental factors such as temperature and power fluctuations. These factors, together with the need for increased bandwidth, have led many businesses to rely on third parties to house, monitor and maintain, at secure climate controlled facilities, the equipment that supports their Web sites, e-commerce platforms and other business-critical applications. Housing these platforms at third-party sites also allows for easier maintenance and operation. In addition, by locating equipment in another provider's facility, customers can more easily increase their Internet capacity, allowing them to scale their presence more quickly.

           An increasing number of businesses are conducting a significant portion of their operations on the Internet. These businesses have an expanding need for colocation space that allows them the flexibility to rapidly add additional servers as their businesses grow. Many of these companies are also building redundancy into their

    Web presence by housing their equipment at multiple locations to protect against a network or server failure at any single location.

 .   Increasing Demand for Managed Services. Rather than hire internal IT staff to run and monitor the servers and network that run its Internet presence or applications, a company can outsource these requirements. Managed services create value for customers by allowing them to take advantage of on-demand, specialized resources and services. Companies may choose to outsource their Web and application hosting primarily to obtain the following benefits:

    .   Burden shifts to hosting provider to "keep up" with technology
    .   Allows customer to concentrate on its  business
    .   Faster time to market
    .   Increased uptime
    .   Improved performance
    .   Reduced capital expenditures allowing more financial flexibility
    .   Lower monthly costs
    .   Reduces or eliminates the need to find scarce, costly IT resources
    . Flexible infrastructure provides responsiveness to competition and change

The Verado Solution

    We provide a variety of data center, managed services and Web and application hosting services from our state-of-the-art data centers. Our strategy is to offer a superior data center environment coupled with managed services and dedication to customer service. We primarily market our services using a consultative sales approach to businesses. We typically seek to bundle our services, but our customers can select from the services we offer to tailor the most appropriate solution for their needs. We believe the Verado solution offers a number of benefits to our customers including:

 .   Flexibility and Scalability. We have designed our service offerings to enable customers to purchase the level of service, product set, access speed and functionality that meet their existing requirements while at the same time allowing them to easily upgrade services as their needs grow. We provide flexible service pricing, billing our customers according to their bandwidth and capacity utilization, as opposed to traditional flat-rate billing.

 .   Business Focus. Our primary target market is businesses that are increasingly looking to outsource their Internet and data requirements. Using a consultative sales approach, we work with businesses to solve the full range of their needs. Businesses typically lack the expertise to address all of their Internet and data requirements in-house and are therefore well positioned to benefit from our solution. The value of outsourcing increases as IT resources become scarce and companies are unable to staff their IT functions in-house.

 .   Our Data Centers. We currently operate nine data centers with approximately
    245,000 gross square feet of space. Our data centers are technologically advanced facilities with redundant, high-speed connectivity to the Internet, UPS, back-up generators, fire suppression, raised floors, separate cooling zones, seismically braced racks (in certain locations), 24x7 monitoring and high levels of physical and logical security. Through these centers we offer our customers a secure environment in which to house their critical data communications equipment and obtain access to high bandwidth connectivity to the Internet. We will be transferring the operations of the Glendale data center to the Irvine data center and will close the Glendale facility.

 .   Our Service and Customer Support. An important part of our solution is to provide our customers with superior customer service and support. By organizing a direct sales organization around customers and focusing on end-users' needs, we seek to attain a high level of customer satisfaction, achieve customer loyalty and accelerate the adoption of our services. Our goal is to provide our customers with a concierge level of service.

Growth Strategy

    Our strategy is based on becoming a leading provider of complex Web and application hosting for businesses by offering a superior data center environment coupled with managed services and dedication to customer service:

 .   Provide Superior Data Center and Managed Services. We believe our data centers provide state-of-the-art solutions that enable customers to benefit from our facilities, network and support services, instead of investing in additional overhead associated with maintaining their own infrastructure and support. Our data centers allow customers to quickly, easily and economically outsource their Web and application hosting needs. In addition, with built-in redundancy, scalability, and high-bandwidth connectivity, Verado strives to provide around-the-clock reliability and performance.

        Within our data centers we provide our customers managed services. Rather than hire internal IT staff to run and monitor the servers and network that run a company's Internet presence or applications, companies can outsource these requirements to us. Managed services create value for our customers by allowing them to take advantage of on-demand, specialized resources and services.

    Verado's managed services provide the following benefits to our customers:

    . Turnkey solutions that speed customers' time to market and allow them to focus on their core competencies
    . Cost-effective operation and maintenance of Web and application hosting solutions
    .   Highly reliable environments to support 24x7 operations
    .   Secure environments for intellectual property
    .   Tailored products and services

 .   Focus on Business Customers. We target primarily business customers. We believe that many businesses find it difficult and uneconomical to maintain their Web infrastructure and are increasingly looking to outsource their Internet and data requirements.

 .   Employ Consultative Sales Approach and Superior Customer Care. Our sales personnel consult with our customers, offering them a broad array of products and services, tailored to fit their business needs. Our direct sales force has been trained to sell a broad range of data center and managed services products. We believe that by actively consulting with customers to help them identify and implement their data communications initiatives, we develop close relationships with our customers, enhance customer retention and differentiate ourselves from our competitors.

 .   Deploy Flexible, Cost-Effective Networks. To provide Web and application hosting solutions, we deploy an advanced integrated platform that utilizes standard, scalable resources and architecture components. We have designed our networks to support a wide array of services to be compatible with technologies still under development in the industry. Additionally, we seek to combine elements of our network with those of other service providers to offer a more cost-effective solution to our customers and expand our network reach.

Our Products and Services

    We provide a wide range of data center, managed services and Web and application hosting solutions for businesses that help our customers to increase the speed, efficiency and reliability of their data communications. These products and services include: managed services, dedicated servers, colocation and professional services. Our products and services are designed to meet the evolving needs of our customers and to support them as those needs grow.

    Managed Services. Verado's managed services provide solutions for our customers' Web and application hosting needs. Our managed services include installation, support, maintenance and security among other services that are critical to running and maintaining customers' applications. Verado configures and installs the software, applications and equipment to meet our customers' needs.

    We believe that Verado's managed services create value for our customers by accelerating their business model and increasing their speed to market. We allow businesses to concentrate on their core competencies while outsourcing their Web and application hosting and monitoring services to a secure and reliable environment. By leveraging our capital, personnel, technical infrastructure and industry partnerships, businesses gain cost efficiencies, higher reliability, redundancy, and security that allow their business to run more effectively while minimizing their capital expenditures.

    Verado's managed services solutions are designed for flexible and creative solutions, rather than a one-size-fits-all model. By offering reliability, redundancy, security, and scalability, these value-added solutions are intended to provide customers with a faster time to market; increased uptime; improved performance; and reduced capital expenditures. Customers can select the following services:

 .   Performance Monitoring and Reporting - Our monitoring services measure the status and performance of various system components. These range from network, system and Web server software to database server and application software. These services help provide early warning or quick detection of bottlenecks and faults. Our reporting services complement our monitoring services by providing the customer with summary views of status and performance of their hosted site or application. Reporting services present information through securely accessed Web pages.

 .   Security Services - Our security services consist of firewall and other security services for the customer's hosted site. Verado provides three options of firewall configurations, each offering a progressively higher level of performance and functionality.

 .   Backup and Disaster Recovery Services - Our backup and restore enhances the customer's server data availability. This service provides rapid data recovery via scheduled backups of critical systems and contracted restore times.

 .   Storage on Demand - Our storage on demand service extends local data storage space with two choices of highly scalable network based storage. This service features access either through the standard data center network or through a very high-speed fiber channel fiber-optic network.

 .   Enhanced Network Services - High availability load balancing enables better managed cycles, increased performance and reliability, and reduced server downtime.

 .   Database Hosting Services - Verado offers two relational database management systems application, hosting services and the administrative services to support them. Verado supports Oracle 8I and Microsoft SQL. In addition to supplying the software, Verado provides the initial installation and configuration as well as database consultation.

 .   Administration Services - This suite of services involves network, systems, database and application administration services designed to address our customers more general support needs. These services encompass the design, consulting and project management tasks needed to move our customers' Web and application needs beyond development and into production.

    We support most leading Internet hardware and software platforms, including Cisco, Oracle, Microsoft, EMC, Sun Microsystems, Veritas and Compaq. Teaming with these suppliers of software, hardware and infrastructure, Verado offers a managed services hosting environment that typically would not be available to businesses on their own.

    Dedicated Servers. Dedicated servers are Internet connected servers packaged as complete Web, database, or application hosting solutions. Packaging ties together hardware, software, and certain administrative services, and offers it in Verado's data centers. A suite of optional hardware, software, and value-added services can be added to the base product. The dedicated server product is leased to the customer, while it resides in a Verado data center.

    Customer benefits:

    .  Burden  shifts to Verado to keep up with technology
    . Reduced capital expenses through leasing creates more financial flexibility for the customer
    . Reduces or eliminates the need for the customer to find scarce, costly IT resources

    Data Center Services-Colocation. We currently operate state-of-the-art data centers in San Diego, Portland, Denver, Houston, Salt Lake City, Dallas, Irvine, Santa Clara and Glendale. We have approximately 245,000 gross square feet of data center space. These facilities provide a secure, monitored environment, coupled with high-speed connectivity to the Internet. Our data centers have a number of features designed to provide continuous, reliable service; including UPS, such as battery back-up and diesel generators; fire suppression; raised floors; separate cooling zones; and seismically braced racks in certain areas. These centers are monitored 24x7. We will be transferring the operations of the Glendale data center to the Irvine data center and will close the Glendale facility.

    Our data center customers require the higher performance, reliability and security associated with housing their equipment at a third-party custom data center. Customers have 24x7 physical access to the equipment they colocate in our facilities and remote access for software maintenance and administration. Specialized services are also available for those customers who want us to manage and administer their colocated hardware or software.

    Verado's dedicated servers and managed services supply the complete package needed to outsource a company's Web and application hosting needs. These services include hardware, software, operations and maintenance, as well as providing access to the hard-to-find human resources: technology specialists, systems/network/database administrators and service desk experts. Verado's solution frees the customer to focus on running its business.

    Professional Services. We are able to provide the services, expertise, and manpower to fully manage the complex needs of our customers who desire a complete outsourced solution.

Our Customers

    We have a diverse customer base ranging from small-to-medium sized businesses to large corporations in a wide range of industries. As of December 31, 2000, we had approximately 150 customers in our data centers, virtually all of which were colocation customers, (including 20 customers for which we're not recognizing revenue due to their failure to pay as agreed). Approximately 14% of our customer base is "dot.com" companies, 35% are computer/Internet related and the remaining 51% are in other industries. In addition, we earned revenue from a certain customer, or its affiliates, of $1.4 million and $276,000 for the years ended December 31, 2000 and 1999, respectively. This revenue approximated 17% and 18% of revenue from continuing operations for the years ended December 31, 2000 and 1999, respectively. We do not expect any single customer to represent more than 10% of revenue from continuing operations for the year ended December 31, 2001.

Network Architecture

    Data Center Facilities. We maintain facilities in each of our markets to house our network platforms. We currently operate nine state-of-the-art data center facilities. These centers will support our Internet gateway platform, allowing a broad range of Internet access, dedicated-server hosting products, and managed services, as well as colocation space for our customers' equipment.

    National Network Operations Center. Our network is managed from our NOC in Denver. The center is staffed 24x7 and monitors the integrity and performance of the network, including environmental and security systems. Our monitoring network is independent from our transport network, providing independence for fault monitoring.

    Network. Verado is in the process of assembling a leading-edge backbone network utilizing Packet-Over-SONET ("POS") technology with Multiprotocol Label Switching ("MPLS") to connect our data centers. This Wide Area Network ("WAN") infrastructure will be made up of Cisco 12000 series Gigabit Switched Routers ("GSRs") which will provide Verado with the equipment capacity needed to grow as customer requirements and product lines expand. Each of the data centers will initially have OC3 capacity connecting to two other data centers for diversity. Verado also anticipates expanding its presence by adding data distribution points in Chicago and New York City so that we may provide better connectivity for our customers' traffic while minimizing latency by keeping traffic on our network longer (where possible). Verado anticipates providing transit Internet connectivity using only Tier I providers and also exchange traffic through public and private peering arrangements.

    Our core and edge Local Area Network ("LAN") infrastructure inside our data centers is made up of Cisco 6500 series Catalyst routers and switches. These routers and switches along with Cisco load balancers and firewalls provide our customers with high availability and redundancy.

Competition

    Our industry is very competitive. There are few substantial barriers to entry. We expect to face additional competition from existing competitors, as well as new entrants to the market. We expect to compete on the breadth, quality and reliability of our service offering; the quality and responsiveness of our customer service and price. The principal competitive factors in this market include:

    .   quality of services
    .   network capacity, reliability, security and scalability
    .   variety of services offered
    .   relationships with partners and vendors
    .   price
    .   product innovations
    .   name recognition
    .   financial resources

We compete, or in the future we expect to compete, directly or indirectly with the following categories of companies:

    .   Web hosting service providers
    .   regional and national Internet service providers
    .   local, regional, national and international telecommunications companies
    .   IT outsourcing firms

Intellectual Property

    We regard our products, services and technology as proprietary and attempt to protect them with copyrights, trademarks, trade secret laws and restrictions on disclosure. These methods may not be sufficient to protect our intellectual property. We also generally enter into confidentiality agreements with our employees and consultants, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, or to develop similar technology independently.

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

Risk Factors

    We May Not Be Able to Effectively Execute Our Business Plan

    You should consider our business and prospects in light of the risks and difficulties typically encountered by companies in their early stages of development, particularly those in rapidly evolving and intensively competitive industries such as ours. Some of the specific risks include whether we will be able to:

 .   attract new customers, or expand services and retain current customers;
 .   attract and retain credit-worthy customers;
 .   meet Nasdaq National Market listing requirements discussed in "Item 7 -
    Liquidity and Capital Resources;"
 .   accurately assess potential markets and effectively respond to competitive developments;
 .   raise additional capital;
 .   deploy and maintain an effective network infrastructure;
 .   provide reliable products and services;
 .   sell, or otherwise dispose of, the Internet Services, Web Integration, and
    Communications segments;
 .   continue to develop and integrate our operational support systems and other back office systems;
 .   effectively manage our expanding operations;
 .   comply with evolving governmental regulatory requirements;
 .   increase awareness of our services;
 .   attract, retain and motivate qualified personnel; and
 .   prevail in the Securities Class Action Lawsuits discussed in "Item 3 - Legal
    Proceedings."

We may not be successful in addressing these and other risks, and our failure to do so would create a significant risk that the value of our common stock and debt securities may decline and our results of operations and our financial condition may be adversely effected.

    We Expect Our Losses and Negative Cash Flow to Continue

    Provided that we execute our current business plan, we expect to incur operating and net losses for the next few years and negative operating cash flow through at least the end of 2002. We have funded our operations to date through the private sale of debt and equity securities and a public offering of equity securities. We have not generated any income from our business to date. If we fail to generate positive cash flows and net income, there will be a significant risk that the value of our common stock and debt securities may decline and our results of operations and our financial condition may be adversely effected.

    The Market for Our Data Center and Managed Services Products Is New and Evolving and We Cannot Predict Whether the Market in General or the Market for Our Services Will Grow

    The market for data center and managed services products is new and rapidly evolving. We are new at providing these services. Although we expect demand for these services to grow, we cannot assure you that this growth will occur. Certain critical issues concerning commercial viability of these services, including customer demand, security, reliability, ease and cost of access and quality of service, may remain unresolved or may respond negatively which may adversely impact our growth. We currently incur costs greater than our revenues. If we cannot retain or grow our customer base, we will not be able to increase our sales and revenues or create economies of scale to offset our fixed and operating costs. To be successful, we must develop and market our services in a rapidly changing marketplace. Therefore, there is a risk that our services will become obsolete before they can be profitably sold, that our services may not perform adequately or that we may not be able to sell our products and services after we have spent money to develop and market them. In addition, in order to be successful we must be able to differentiate ourselves from our competition through our service offerings and delivery. If the market for our services grows more slowly than we anticipate, becomes saturated with competitors, or we fail to sell our products and services, there will be a significant risk that the value of our common stock and debt securities may decline and our results of operations and our financial condition may be adversely effected.

    We May Not Be Able to Compete Successfully

    We face significant competition in providing our services. Most of our competitors, as well as a number of our potential competitors, have significantly greater financial, sales and marketing resources, larger customer bases, longer operating histories, greater name recognition, embedded infrastructure and more established relationships with vendors, customers, distributors and partners than we have. These factors place us at a disadvantage when we respond to our competitors' pricing strategies, technological advances and other initiatives. Additionally, our competitors may develop services that are superior to ours or that achieve greater market acceptance.

    We expect the level of competition to intensify. We have not obtained significant market share in any of the areas where we offer services, nor do we expect to do so given the size of the market, the intense competition and the diversity of customer needs. In each market area in which we provide services, we compete with other service providers and the technologies they use. We may not be able to compete successfully with these current or future competitors, which creates a significant risk that the value of our common stock and debt securities may decline and our results of operations and our financial condition may be adversely effected.

    We Need Additional Capital

    Provided that we execute our current business plan, we believe that our current capital resources will be sufficient to fund our capital expenditures and working capital requirements, including operating losses, into 2002. We will need additional financing after that. In addition, our actual funding requirements may differ materially if our assumptions underlying this estimate turn out to be incorrect or if we fail to execute on our business plan. We may seek additional financing earlier than we currently anticipate if:

 .   we are unable to sell our products and services and generate revenues in the amount and in the time frame we expect;
 .   we experience unexpected cost increases; or
 .   we are unable to sell or otherwise dispose of the Internet Services, Web
    Integration, and Communications segments within the targeted time frames or for the projected proceeds.

    We may not be able to raise sufficient additional capital at all or on terms that we consider acceptable. If we are unable to obtain adequate funds on acceptable terms and on a timely basis, our ability to operate and deploy our networks, fund our business or respond to competitive pressures would be significantly impaired. This limitation will create a significant risk that the value of our common stock and debt securities may decline and our results of operations and our financial condition may be adversely effected.

    We Have a Substantial Amount of Debt

    We are highly leveraged, and we may seek additional debt funding in the future. As of December 31, 2000, we had approximately $335.4 million of outstanding debt and an accumulated deficit of $478.4 million. We have outstanding $470.0 million in principal amount at maturity of 13% senior discount notes due 2008. Payment of interest on these notes does not begin until October 15, 2003. Instead, the notes accrete, which, for accounting purposes, means they effectively increase in principal amount, from $335.4 million at December 31, 2000 to $470.0 million on April 15, 2008. Under the indenture related to the senior notes, the notes accrete at a more rapid rate such that the notes reach $470.0 million in principal amount by April 15, 2003. We are not generating sufficient revenue to fund our operations or to repay our debt. Our existing substantial leverage poses, and any future leverage may pose, the risk that:

 .   we may be unable to repay our debt;
 .   we may be unable to obtain additional financing;
 .   we must dedicate a substantial portion of our cash flow from operations, if any, to pay interest on our debt generally beginning in 2003, and if any cash flow remains after that, it may not be adequate to fund our operations; and
 .   we may be more vulnerable during economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions.

    Additionally, our outstanding debt imposes significant restrictions on how we can conduct our business. For example, the restrictions prohibit or limit our ability to incur additional debt and make dividend payments. The restrictions may materially and adversely affect our ability to finance future operations or capital needs or conduct additional business activities. Any future debt that we may incur would also likely impose restrictions on us. If we fail to comply with any of these restrictions, we would be in default. If we default, the holders of the applicable debt could demand that we pay the debt, including interest, immediately on demand. We do not currently have the financial wherewithal to meet such obligations. This would create a significant risk that the value of our common stock and debt securities may decline and our results of operations and our financial condition may be adversely effected.

    Our Business Could Suffer if High Quality Network Capacity, Services and Products That We Obtain from Third Parties Are Not Available or Cost More Than We Expect

    We depend on third parties to maintain and provide us key components of our network infrastructure. Our business, prospects, financial condition and operating results may suffer if the third parties we depend on to provide network services, infrastructure, equipment and software, fail to maintain the operational integrity of their networks, equipment and software or increase their cost. In part, we rely on and will continue to rely on third parties, including certain of our competitors and potential competitors, for the development of and access to communications and networking technologies. Some of these networks require that we pay them fees for the right to maintain interconnections. There is nothing to prevent any network provider, many of which are significantly larger than we are, from increasing fees or denying access. In the future, network providers could refuse to continue to interconnect directly with us, might impose significant costs on us or limit our customers' access to their networks. We expect that new products and technologies applicable to our market will emerge. If these components are unavailable or cost more than we expect, there is a significant risk that the value of our common stock and debt securities may decline and our results of operations and our financial condition may be adversely effected.

    Our Business Could Suffer if We Are Unable to Expand or Develop Our Network Infrastructure and Products and Services Offerings to Meet Our Customers' Demands

    We must continue to expand and adapt our network and provide and develop products and services offerings. If we are unable to expand and adapt our network infrastructure or provide and develop products and services offerings on a cost-effective and timely basis, we may lose or not obtain customers. We have had limited deployment of our products and services and limited experience in building data center facilities and providing managed services. Accordingly, we do not know whether our network and data center facilities and managed services products will respond in a reliable and acceptable manner or whether we will be able to handle, connect and manage users at high transmission speeds. In addition, future attempts to increase our network capacity, data center facilities and managed services offerings may be delayed or cause further complications. We may encounter equipment or software incompatibility, among other things, if we upgrade our network to increase its capacity or services. These problems may cause delays or prevent us from providing, or expanding or improving our services. If such issues arise, there is a significant risk that the value of our common stock and debt securities may decline and our results of operations and our financial condition may be adversely effected.

    A System Failure or Breach of Network Security Could Cause Delays or Interruptions of Service to Our Customers Which Could Materially and Adversely Affect Our Business

    Our success in marketing our services to business customers requires that we provide reliable, continuous and secure service. Interruptions in service, capacity limitations or security breaches could have a material adverse effect on our reputation and customer acceptance of our services. Our networks and those of third parties on whom we rely are subject to damage from human error, earthquakes, floods, other natural disasters, power loss, capacity limitations, software defects, breaches of security (by computer virus, break-ins or otherwise), sabotage, vandalism and other factors. In addition, our operations may be disrupted by unannounced or unexpected changes in transmission protocols or other technological issues that may not be easily resolved. If such issues arise, there is a significant risk that the value of our common stock and debt securities may decline and our results of operations and our financial condition may be adversely effected.

    Despite our design and implementation of a variety of network security measures, breaches such as unauthorized access, computer viruses, or other disruptions could occur. In addition, we may incur significant costs to prevent breaches in security or to alleviate problems caused by such breaches. Any breaches that may occur could result in liability to us, loss of existing customers and the deterrence of future customers. These problems could result in unanticipated and extended system disruptions, slower response times, impaired quality and reduced levels of customer service, any of which could create a significant risk that the value of our common stock and debt securities may decline and our results of operations and our financial condition may be adversely effected.

    Our Limited Ability to Protect Our Intellectual Property Rights May Adversely Affect Our Ability to Compete

    Trademarks, service marks, trade secret laws and copyrights are important to our success and competitive position. Our efforts to protect our proprietary rights may be inadequate and may not prevent others from claiming violations of their proprietary rights. If we invoke legal proceedings to enforce our proprietary rights, or defend against claimed infringements, the proceedings could be burdensome and expensive. Our intellectual property may be misappropriated or a third party may independently develop technologies that are substantially equivalent or superior to ours. If such issues arise, there is a significant risk that the value of our common stock and debt securities may decline and our results of operations and our financial condition may be adversely effected.

    Customer Satisfaction With Our Services Is Critical to Our Success

    Our customers demand a very high level of service. Our customer contracts generally provide a limited service level commitment related to the continuous availability of service on a 24x7 basis. This commitment is generally limited to a credit consisting of free service for a period of time related to disruptions in services. As customers outsource more mission-critical operations to us, we are subject to increased liability claims and customer dissatisfaction if our systems fail or our customers otherwise become dissatisfied. If such issues arise, there is a significant risk that the value of our common stock and debt securities may decline and our results of operations and our financial condition may be adversely effected.

    We Might Not be Successful in Our Attempts to Keep Up With Rapid Technological Change and Evolving Industry Standards

    Our future success will depend on our ability to offer services that incorporate leading technology and address the increasingly sophisticated and varied needs of our current and prospective customers. Our market is characterized by rapidly changing and unproven technology, evolving industry standards, changes in customer needs, emerging competition and frequent new service introductions. Future advances in technology may not be beneficial to, or compatible with, our business. In addition, we may not be able to incorporate advances on a cost-effective and timely basis. Moreover, technological advances may have the effect of encouraging our current or future customers to rely on in-house IT functions to furnish the services we currently provide. In addition, keeping pace with technological advances may require substantial expenditures of money and lead-time.

    We believe that our ability to compete successfully is also dependent upon the continued compatibility and interoperability of our services with products, services and architectures offered by various vendors. Any incompatibility would require us to make significant investments to achieve compatibility. Although we intend to support emerging standards, industry standards may not be established or we may not be able to conform timely to new standards.

    System Security Risks Could Disrupt Our Services

    The ability to provide secure transmissions of confidential information over networks accessible to the public is a significant barrier to electronic commerce and communications. A portion of our services rely on encryption and authentication technology licensed from third parties. Despite a variety of network security measures taken by us, we cannot assure that unauthorized access, computer viruses, accidental or intentional actions and other disruptions will not occur. Our data centers may in the future experience delays or interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees of Verado or others. Furthermore, inappropriate use of the network by third parties could also jeopardize the security of confidential information, such as customer and Verado passwords as well as credit card and bank account numbers, stored in our computer systems or those of our customers. As a result, we could become liable to others and lose existing or potential customers. The costs required to eliminate computer viruses and alleviate other security problems could be prohibitively expensive. In addition, the efforts to address these problems could result in interruptions, delays or cessation of service to our customers.

    We Depend on Third-Party Equipment and Software Suppliers

    We depend on vendors to supply key components of our infrastructure and system and network management solutions. Some of the services and networking equipment is available only from sole or limited sources. We do not carry significant inventories of components and have no guaranteed supply arrangements with vendors. If we are unable to obtain required products or services on a timely basis and at an acceptable cost, our business would be harmed. In addition, if our sole or limited source suppliers do not provide products or components that comply with evolving Internet and telecommunications standards or that interoperate with other products or components we use, our business would be harmed.

    We Could be Held Liable for the Information Disseminated Through Our Network

    The law relating to the liability of online services companies and Internet access providers for information and commerce carried on or disseminated through their networks is currently unsettled. The Child Online Protection Act of 1998 imposes criminal penalties and civil liability on anyone engaged in the business of selling or transferring material that is harmful to minors, by means of the World Wide Web, without restricting access to this type of material by underage persons. Numerous states have adopted or are currently considering similar types of legislation. The imposition upon us and other Internet network providers of potential liability for information carried on or disseminated through systems could require us to implement measures to reduce exposure to liability, which may require the expenditure of substantial resources, or to discontinue various service or product offerings. Further, the costs of defending against any claims and potential adverse outcomes of these claims could have a material adverse effect on our business.

    Some businesses, organizations and individuals have in the past sent unsolicited commercial e-mail messages through our network or advertising sites hosted at our facilities to a massive number of people. This practice, known as "spamming," has led to some complaints against us. In addition, some Internet Services Providers ("ISPs") and other online services companies could deny network access to us if we allow undesired content or spamming to be transmitted through our networks. Although we prohibit customers by contract from spamming, we cannot be sure that customers will not engage in this practice, which could have a material adverse effect on our business.

    Our Future Success Depends on Our Key Personnel

    Our success depends in significant part upon the continued services of our key technical, sales and senior management personnel. Any officer or employee can terminate his or her relationship at any time. If we lose the services of one or more of our key employees or are unable to attract additional qualified personnel, our business would be adversely affected. We do not carry key-person life insurance for any of our employees.

    If the Internet and Internet Infrastructure Development Do Not Continue to Grow, Our Business Will be Harmed

    Our success depends in large part on continued growth in the use of the Internet. Critical issues concerning the commercial use of the Internet, including security, reliability, cost, ease of access, quality of service and necessary increases in bandwidth availability, remain unresolved and are likely to affect the development of the market for our services. The recent growth in the use of the Internet has caused frequent periods of performance degradation, requiring the upgrade of routers and switches, telecommunications links and other components forming the infrastructure of the Internet by ISPs and other organizations with links to the Internet. Any perceived degradation in the performance of the Internet as a whole could undermine the benefits of our services. Consequently, the emergence and growth of the market for our services is dependent on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion.

Discontinued Operations

    The Company completed evaluations of its business segments and available capital and during the 3rd quarter of 2000 announced its decision to focus on its Data Center business segment. Based upon the results of these evaluations and rapidly evolving market conditions for these products and services, we believe that in order to achieve the desired margins on Internet Services, Web Integration and Communications services, significant capital and other resources would be required. We believe these resources should instead be focused on the Data Center business segment that we anticipate will provide the best opportunity to increase long-term profitability and margins.

    Internet Services. The Internet Services segment represents high-speed Internet access such as dedicated access and digital subscriber line ("DSL"); dial-up Internet access; shared Web hosting and related equipment sales. Our acquisitions of Slip.Net, Sirius, Hypercon, Internet Express, inQuo and Transport Logic and the asset acquisition of FastLane are included in this segment. In addition, Internet Services customers associated with the Company's Intelenet acquisition are also included in this segment. See "Item 7 - Management's Discussion and Analysis - Overview."

    Web Integration. The Web Integration segment represents activities related to network consulting, design, integration, equipment sales and, on a limited basis, Internet service, primarily in the Portland, Oregon area. Our acquisition of Optec represents all operations associated with this segment.

    Communications. The Communications segment represents certain of the Company's Southern California operating subsidiaries, excluding certain operations associated with its Intelenet acquisition and certain data centers located in Southern California, which will remain part of continuing operations. The majority of this segment's operations are telephony related, although it also includes certain Internet services and Web integration operations, which are offered in the Southern California region.

    We engaged an investment-banking firm to assist us in exploring strategic alternatives, including the potential sale, of the Internet Services, Web Integration and Communications business segments. In September 2000, the Board of Directors met with the investment-banking firm and, based upon the investment-banking firm's findings, the evaluations and market conditions, the Board of Directors authorized Management to pursue the sale of each of these segments. As a result, these segments have been accounted for as discontinued operations with a measurement date of September 1, 2000. Any offers to purchase, liquidate or otherwise dispose of these assets will be evaluated separately and acted upon independently. The Company will entertain only reasonable offers that maximize shareholder value. See further discussion of the status of each of these dispositions in "Item 7 - Management's Discussion and Analysis - Liquidity and Capital Resources."

    Competition

    Internet Services. The Internet Services market is extremely competitive. We compete directly or indirectly with national and regional ISPs, high-speed Internet access providers, national and regional telecommunications companies, including incumbent telephone companies and wireless service providers.

    Web Integration. The Web integration market is extremely competitive. In the market for Web integration, we compete against a number of companies focused on the data integration and consulting market, as well as a number of small systems and network integration service providers. In particular, we will be required to compete with companies that design and manufacture products for the local and wide area network markets and large system integrators.

    Communications. Our Communications services compete principally with the services offered by incumbent telephone companies in the markets in which we operate. An incumbent telephone company dominates each of the markets targeted by us and possesses ubiquitous infrastructure and the financial wherewithal to offer service at subsidized prices to maintain key customers. We compete with incumbent telephone companies on the basis of price, customer support and the ability to offer and provide value-added, integrated service bundles. We compete with competitive local exchange carriers by providing a variety of voice, data and Internet services in different combinations to address the needs of different market segments.

    Governmental Regulation

    The following summary of regulatory developments and legislation describes material telecommunications regulations and legislation directly affecting our Internet Service, Web Integration and Communication business segments in general.

    The facilities and services that we obtain from incumbent local exchange carriers in order to provide DSL and other services are regulated extensively by the Federal Communications Commission ("FCC") and state telecommunications regulatory agencies. To a lesser extent, the FCC and state telecommunications regulators exercise direct regulatory control over the terms under which we provide our services to the public. Municipalities also regulate limited aspects of our telecommunications business by imposing zoning requirements, permits or right-of-way procedures or fees, among other regulations. The FCC and state regulatory agencies generally have the authority to condition, modify, cancel, terminate or revoke operating authority for failure to comply with applicable laws, or rules, regulations or policies. Fines or other penalties also may be imposed for such violations.

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

    Federal Regulation. The Telecommunications Act of 1996 (the "Telecommunications Act") departs significantly from prior legislation in the telecommunications industry by establishing competition as a national policy in all telecommunications markets. The Telecommunications Act removes many state regulatory barriers to competition in telecommunications markets dominated by incumbent local exchange carriers and directs the FCC to preempt, after notice and an opportunity to comment, state and local laws restricting competition in those markets. Among other things, the Telecommunications Act also greatly expands the interconnection requirements applicable to incumbent carriers. It requires the incumbents to:

 .   permit competitive telecommunications companies in the incumbent's local market to interconnect with their existing network at any technically feasible point;

 .   allow customers to retain the same telephone number when they switch providers (this is also required of our Communications segment);

 .   provide colocation, which allows competitive telecommunications companies to install and maintain their own network termination equipment in the incumbent's central offices;

 .   unbundle and provide access to components of their service networks to other providers of telecommunications services;

 .   sell at "wholesale" rates any service they offer at retail prices to competitive telecommunications carriers to allow competing carriers to resale those services;

 .   provide nondiscriminatory access to telephone poles, ducts, conduits and rights-of-way; and

 .   establish reciprocal compensation arrangements for transport and termination of telecommunication services.

    Incumbent carriers also are required by the Telecommunications Act to negotiate interconnection agreements in good faith with carriers requesting any or all of the above arrangements. If the requesting carrier and incumbent cannot reach an agreement within the prescribed time, either carrier may request binding arbitration by the state telecommunications regulatory agency.

    The FCC and state telecommunications regulators also are required by the Telecommunications Act to fulfill certain duties to implement the regulatory policy changes prescribed by the Telecommunications Act. The outcome of various ongoing proceedings against industry participants to carry out these responsibilities, or judicial appeals of these proceedings, could materially affect our telecommunications and/or ISP business, operating results and financial condition.

    For example, in January 1999, the U.S. Supreme Court affirmed the FCC's authority to establish the pricing methodology that state telecommunications regulators must use in setting the prices that incumbent carriers may charge competitive telecommunications carriers for colocation and unbundled network elements. However, in July 2000, the U.S. Court of Appeals for the Eighth Circuit remanded to the FCC the FCC's pricing rules. The U.S. Supreme Court has agreed to hear the appeal of the Eighth Circuit's decision. The Supreme Court's ruling is still pending. Should the Supreme Court uphold the Eight Circuit's decision, the FCC may implement new pricing rules that require competitive telecommunications carriers to pay higher prices for unbundled network elements and colocation.

    In response to a March 2000 decision of the D.C. Circuit Court of Appeals, the FCC modified its existing colocation rules in an August 2000 order. At the same time, the FCC announced that it is conducting another rulemaking to modify other colocation rules vacated and remanded by the D.C. Circuit Court of Appeals decision. This FCC rulemaking is still on-going, and it is unclear whether the new FCC colocation rules will help or deter competitive carrier's ability to provide services.

    An FCC order released in December 1999 made it easier for companies to market high-speed data services to customers. Under this "line-sharing" order, competitive carriers can provide data services to customers over the same copper loop that the incumbent carrier uses to provide voice services. Prior to the line-sharing order, incumbent carriers were allowed to provide their customers with local phone service and high-speed Internet access service over a single phone line, but could require data competitors to lease a separate copper loop to provide high-speed Internet access instead of using the same copper loop that the incumbent used to provide voice services. The FCC's December 9, 1999 order has made it easier for companies to compete with the incumbent carriers in the high-speed Internet access market by permitting competitors to reduce significantly their costs to serve this market. Many state regulatory commissions are still in the process of finalizing the terms and prices for line-sharing. In addition, in a January 2001 order, the FCC requires incumbents to line-share even where the incumbent's network architecture contains a combination of fiber and copper. Although state commissions are in the early stages of implementing this new order, it promises to further benefit competitive carriers by greatly expanding the number of customer locations that are capable of obtaining high speed Internet access.

    Our data services also face competition from the incumbent carriers' separate advanced services affiliates, which provide advanced services free of the requirements relating to interconnection, unbundling, resale and colocation imposed by the Telecommunications Act.

    State Regulation. It is clear from Supreme Court decisions and FCC rules that state telecommunications regulators have substantial authority in implementing the provisions of the Telecommunications Act. For example, state regulators have exercised substantial authority in establishing pricing standards. However, the Court of Appeals for the Eighth Circuit recently struck down a state commission's use of the FCC's pricing methodology that had been previously invalidated by the Eighth Circuit. As discussed above, the U.S. Supreme Court is reviewing the Eighth Circuit's decision. It is unclear how the Supreme Court's ruling will affect state commissions' future application of the pricing methodology. Many states are still in the process of setting permanent prices for network elements, many of which are critical to the provision of DSL services. The results of these proceedings will determine what prices our Communications and Internet Services segments pay for, and whether it is economically attractive for us to use, network elements and services.

    The Telecommunications Act also gives state telecommunications regulators authority to approve or reject interconnection agreements that competitive telecommunications companies enter into with incumbent carriers and broad authority to resolve disputes that arise under these interconnection agreements. Under the Telecommunications Act, if we request, incumbent providers have a statutory duty to negotiate in good faith with us for agreements for interconnection and access to unbundled network elements. If the parties are unable to reach an agreement, either the incumbent or the competitive carrier may submit disputed issues to the state regulatory commissions for arbitration.

    In addition, DSL may, as to some customers, be classified as intrastate service subject to state regulation. All of the states where our Internet Services segment operates require some degree of state regulatory commission approval to provide certain intrastate services. We have obtained non-expiring state authorizations to provide intrastate services from the state regulatory agency in all states where our Internet Services business segment currently provides its service. In some states, pursuant to state statutes and regulations, regulated telecommunications carriers may be required to obtain prior approval for certain actions, such as issuing stock, incurring indebtedness, or transferring control of the company holding a state certification. Actions by state telecommunications regulatory agencies could cause us to incur substantial legal and administrative expenses. It is possible that laws and regulations could be adopted that address other matters that affect our Communications or Internet Services segments. We are unable to predict what laws or regulations may be adopted in the future, to what extent existing laws and regulations may be found applicable to our business, or the impact such new or existing laws or regulations may have on our business.

    Local Government Regulation. In certain instances, our Web Integration segment, Internet Services segment and Communications segment may be required to obtain various permits and authorizations from, and to pay certain fees to, municipalities in which our Web Integration, Communications and Internet Services business segments operate their facilities. The extent to which such actions by local governments pose barriers to entry for competitive telecommunications companies that may be preempted by the FCC is the subject of litigation. Although our Communications business segment network consists primarily of unbundled network elements of the incumbent local exchange carriers, there may be limited instances in which the Communications business segment deploys its own facilities, and therefore, may need to obtain certain municipal permits or other authorizations. The actions of municipal governments in imposing conditions on the grant of permits or other authorizations or their failure to act in granting such permits or other authorizations could have a material adverse effect on our Web Integration segment and Communications segment, operating results and financial condition.

Employees

    As of December 31, 2000 we had approximately 720 employees (excluding temporary personnel and consultants), of which approximately 390 and 330 were related to the data center and corporate operations and Discontinued Operations, respectively. For all business segments, 2 employees were part-time employees. None of our employees are represented by a labor union and we consider our relations with our employees to be good. Our ability to achieve our financial and operational objectives depends in large part upon the continued service of our senior management and key technical, sales, marketing and managerial personnel, and our continuing ability to attract and retain highly qualified technical, sales, marketing and managerial personnel. Competition for such qualified personnel is intense, particularly in software development, network engineering, product management and sales.

ITEM 2.  PROPERTIES

    Our headquarters are located in Greenwood Village, a suburb of Denver, Colorado. We have entered into a lease for office space to accommodate our headquarters. This lease is for approximately 45,000 square feet and expires July 2002. We have several two-year options to renew the lease. In addition, we have leases for various terms for our smaller regional offices. We consider our headquarters and regional office space adequate for our current operations. We also lease space in a number of traditional telephone central offices and private facilities in which we locate our Internet, data and communications equipment associated with our Discontinued Operations.

    The following table lists leases associated with each of our data centers:

                                               Approximate
                                                  Gross
       Location          Lease Expiration    Square Footage
    ------------------   ----------------    --------------
    Irvine, CA           February 2010           50,000
    Portland, OR         May 2010                35,000
    Dallas, TX           March 2010              35,000
    Salt Lake City, UT   January 2010            30,000
    Houston, TX          June 2010               27,000
    Denver, CO           August 2009             21,500
    San Diego, CA        March 2014              20,000
    Santa Clara, CA      April 2009              20,000
    Glendale, CA         July 2008                5,000

Each of the above listed leases provide for a renewal option upon expiration of the initial term.

ITEM 3.  LEGAL PROCEEDINGS

City of Anaheim

    On May 13, 1999, the City filed a complaint in Orange County (California) Superior Court, Case Number 809281, against the Company and its wholly owned subsidiary, FirstWorld Anaheim. The City alleged that we and our subsidiary repudiated our respective obligations under a series of agreements that we entered into with the City in February 1997. The City alleged that it was entitled to damages in excess of $45.0 million as well as costs, pre-judgment interest and such other relief as the court deemed proper. The City also sought specific performance compelling us to completely perform some or all of our obligations under the agreements.

    In response to the lawsuit, the Company and FirstWorld Anaheim filed a motion to compel arbitration and requested a stay of the court proceeding. The Court granted our motion on September 16, 1999. On October 6, 1999, the court entered a written order finding that there was a valid arbitration provision in the agreements and that the City had not established that the Company and FirstWorld Anaheim unequivocally repudiated the agreements. Arbitration was initiated in January 2000.

    On October 6, 2000 the Company, FirstWorld Anaheim and the City of Anaheim entered into a settlement agreement to resolve the claims pending in the arbitration proceeding and in the Orange County Superior Court. The court proceeding had been stayed until completion of the arbitration. As part of the settlement agreement, the City acknowledged that FirstWorld Anaheim had completed construction of the fiber-optic telecommunications network as required by the UTS Agreement. The City also acknowledged that the Demonstration Center constructed and operated by FirstWorld Anaheim complied with the UTS Agreement and further agreed that Ethernet connections may be installed by FirstWorld Anaheim to buildings connected with FirstWorld Anaheim fiber optics instead of to the premises of each network customer. As part of the settlement, the Company and the City terminated the Development Fee Agreement under which certain fees would have been payable by the Company to the City had certain fiber optic systems been constructed within other municipalities. The parties also agreed to amend the UTS Agreement such that FirstWorld Anaheim could credit the City $20,000 per year against new or enhanced services purchased by Anaheim to support the City's presence on the World Wide Web, instead of making a $20,000 annual payment for such purpose as originally required under the UTS Agreement. Under the settlement agreement, the Company paid the City $200,000. The parties also agreed that the payment provision with regard to revenue sharing by FirstWorld Anaheim, with a $1.0 million annual minimum, was enforceable as written in the UTS Agreement. Except as specified above, no other provision of the UTS Agreement was modified and the UTS Agreement remains in effect. The Operating Agreement was not modified and remains in effect. All claims and counterclaims have been dismissed in the arbitration and in the Superior Court of the State of California for the County of Orange.

Securities Class Action Lawsuits

    On July 7, 2000, a purported shareholder class action complaint was filed in federal district court in Colorado alleging that the Company and various of its officers and directors and underwriters violated certain federal securities laws by misstating, and by failing to disclose, certain financial and other business information (Michael Rasner v. Donald L. Sturm, et al., Civil Action No. 00-K-1376). Ten additional complaints with similar allegations and class periods were later filed (collectively, the "Securities Litigation"). The Securities Litigation is brought on behalf of a purported class of purchasers of the Company's stock allegedly traceable to its March 8, 2000 initial public offering ("IPO"). The court has consolidated the individual complaints into the Rasner case. The underwriters are seeking indemnification from the Company for any damages assessed against them in this action.

    On November 22, 2000, the lead plaintiff group filed its Consolidated Complaint. The emphasis of the Complaint is that at the time of the IPO, the Company knew that it would exit various lines of business and had certain operational and financial issues related to certain lines of business and allegedly failed to disclose these alleged facts in the Prospectus.

    The Defendants, other than the underwriters, filed a Motion to Dismiss the complaint on January 22, 2001. The plaintiff group filed a response in opposition to that motion. The defendants submitted their reply to the plaintiffs' response on March 19, 2001 and requested the court hear oral argument on the Motion to Dismiss. The Court has granted that request. The Court has scheduled oral argument for June 20, 2001. The plaintiff group has served the Company's Defendants with discovery requests; however, until the court rules on the Motion to Dismiss, the Company's defendants need not respond to any discovery requests. We believe that the allegations in the complaint are without merit, and we intend to vigorously defend against the claims. We do not believe that the outcome of this action will have a material adverse effect on our financial position, results of operations or liquidity; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect.

Other

    The Company is engaged in other legal matters. None of these matters exceeds 10% of our current assets and as a result are not discussed in this item. For discussion of these matters, see "Item 8 - Financial Statements and Supplementary Data, Note 15 - Legal Proceedings."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No items were submitted to a vote of Securities holders during the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Registrants' Common Equity

    On March 8, 2000, we commenced trading our Series B common stock on the Nasdaq National Market ("Nasdaq") under the symbol "FWIS." As a result of our name change, on February 12, 2001, our Series B common stock began trading on Nasdaq under the symbol "VRDO." See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a discussion of the Company's failure to meet Nasdaq listing requirements. There is no established public trading market for the Company's Series A common stock. The following table sets forth the range of the high and low prices of our Series B common stock by quarter as reported on Nasdaq since March 8, 2000:

                      2000                          High            Low
     -----------------------------------------   ------------   -----------
     Fourth Quarter...........................     $   2.44      $    0.56
     Third Quarter............................        10.63           2.00
     Second Quarter...........................        22.31           8.56
     First Quarter (commencing March 8, 2000).        38.75          19.50

Recent Sales of Unregistered Securities

    On February 3, 2000, 470,092 shares of the Company's Series B common stock were issued upon exercise of common stock Purchase Warrants, at a purchase price of $3.83 per share.

    On February 10, 2000, we sold 3,333,333 shares of Series B common stock to a Sturm Entity at a purchase price of $7.50 per share.

    On March 8, 2000, 800,000 shares of the Company's Series B common stock were issued upon exercise of common stock Purchase Warrants, at a purchase price of $1.80 per share.

    On March 8, 2000, we completed four private placements concurrently with our IPO by selling approximately 5.8 million shares of Series B common stock at a price of $15.81 per share (which was the IPO price per share net of underwriting discount) as follows:

                   Private Placement           Shares Issued
                --------------------------    ---------------
                Texas Pacific Group                 3,162,555
                SAIC Venture Capital Corp.          1,233,397
                Microsoft Corporation                 759,013
                Lucent Technologies Inc.              632,511
                                              ---------------
                  Total                             5,787,476
                                              ===============

    Concurrent with this transaction, Microsoft received a five-year warrant to purchase 569,260 shares of Series B common stock, at a price of $21.25 per share.

    At various times during the year ended December 31, 2000, 1,037,088 shares of the Company's Series B common stock were issued upon exercise of common stock Purchase Warrants, at a purchase price of $0.01 per share.

Holders

    As of February 28, 2001, there are approximately 10 and 650 stockholders of record of our Series A and Series B common stock, respectively. Because many of our shares of Series B common stock are held by brokers and other institutions on behalf of the stockholders, we are unable to estimate the total number of beneficial stockholders represented by these stockholders of record.

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

ITEM 6.  SELECTED FINANCIAL DATA

    The financial data set forth below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and related notes included elsewhere in this Form 10-K. The data for the two years ended December 31, 2000 and 1999, the three months ended December 31, 1998 and the year ended September 30, 1998 have been derived from the audited financial statements appearing elsewhere in this Form 10-K. The selected financial data for each of the two years ended September 30, 1997 have been derived from audited financial statements not included in this Form 10-K. The results of operations for the three months ended December 31, 1997 and 1998 are not necessarily indicative of the results of operations that may be expected for a full year. In our management's opinion, the accompanying consolidated unaudited financial information includes all adjustments (consisting of normal recurring items) necessary for a fair presentation of our results of operations and financial position. Certain prior period amounts have been reclassified to conform to the 2000 basis of presentation, including the application of the Discontinued Operations treatment.

                                            Year Ended               Three Months Ended
                                            December 31,                December 31,                Year Ended September 30,
                                     --------------------------   -------------------------   -------------------------------------
                                        2000           1999          1998           1997         1998         1997         1996
                                     -----------    -----------   -----------    ----------   -----------   ----------   ----------
                                                                             (unaudited)
                                                          (in thousands, except share and per share data)
Statement of Operations Data (1):
Revenue                              $     8,189    $     1,582   $        --    $       --   $        --   $       --   $       --
Costs and expenses:
  Cost of revenue...................      10,386          1,036            --            --            --           --           --
  Selling, general and
   administrative expenses..........      66,665         26,143         7,093         1,922         9,449        6,346        3,125
  Impairment of long-lived assets...       9,968             --            --            --            --           --           --
  Depreciation and amortization.....      15,711          4,045           234           215           257          225           61
                                     -----------    -----------   -----------    ----------   -----------   ----------   ----------
       Total costs and expenses.....     102,730         31,224         7,327         2,137         9,706        6,571        3,186
                                     -----------    -----------   -----------    ----------   -----------   ----------   ----------
Operating loss......................     (94,541)       (29,642)       (7,327)       (2,137)       (9,706)      (6,571)      (3,186)
Other income (expense):
  Gain on sale of assets............       5,501             --            --            --            --           --           --
  Interest income...................      11,763          6,942         3,227             7         6,749          149            8
  Interest expense..................     (40,559)       (36,465)       (8,387)         (281)      (16,176)        (286)          --
                                     -----------    -----------   -----------    ----------   -----------   ----------   ----------
Loss from continuing operations.....    (117,836)       (59,165)      (12,487)       (2,411)      (19,133)      (6,708)      (3,178)
Loss from discontinued operations...     (53,473)       (47,452)       (5,244)       (1,687)       (9,492)      (2,740)        (678)
Loss on disposition of
  discontinued operations...........    (134,604)            --            --            --            --           --           --
                                     -----------    -----------   -----------    ----------   -----------   ----------   ----------
Loss before extraordinary item......    (305,913)      (106,617)      (17,731)       (4,098)      (28,625)      (9,448)      (3,856)
Extraordinary loss--extinguishment
  of debt...........................          --             --            --            --        (4,731)        (105)          --
                                     -----------    -----------   -----------    ----------   -----------   ----------   ----------
Net loss............................ $  (305,913)   $  (106,617)  $   (17,731)   $   (4,098)  $   (33,356)  $   (9,553)  $   (3,856)
                                     ===========    ===========   ===========    ==========   ===========   ==========   ==========
Basic and diluted loss per common
  share:
  Loss from continuing operations... $     (2.46)   $     (2.13)  $     (0.48)   $    (0.74)  $     (1.04)  $    (2.09)  $    (1.14)
  Loss from discontinued operations
    and disposition of discontinued
    operations,combined.............       (3.93)         (1.70)        (0.20)        (0.51)        (0.52)       (0.86)       (0.24)
                                     -----------    -----------   -----------    ----------   -----------   ----------   ----------
  Loss before extraordinary item....       (6.39)         (3.83)        (0.68)        (1.25)        (1.56)       (2.95)       (1.38)
  Extraordinary loss-extinguishment
    of debt.........................          --             --            --            --         (0.25)       (0.03)          --
                                     -----------    -----------   -----------    ----------   -----------   ----------   ----------
  Net loss.......................... $     (6.39)   $     (3.83)  $     (0.68)   $    (1.25)  $     (1.81)  $    (2.98)  $    (1.38)
                                     ===========    ===========   ===========    ==========   ===========   ==========   ==========

Weighted average shares outstanding:
  Basic and diluted.................  47,879,607     27,804,356    26,196,664     3,265,567    18,395,172    3,209,450    2,792,250

Other Data:
EBITDA (2).......................... $   (68,862)   $   (25,597)  $    (7,093)   $   (1,922)  $    (9,449)  $   (6,346)  $   (3,125)
Capital expenditures (3)............     113,352         63,085        14,453         2,490        23,041       12,647          908

Consolidated Cash Flow Data:
Net cash used by operating
activities.......................... $   (51,808)   $    (7,394)  $    (3,309)   $   (4,082)  $    (2,124)  $   (6,243)  $   (1,459)
Net cash provided (used) by
  investing activities..............    (187,055)        73,616       (27,344)         (292)     (169,347)        (644)       (276)
Net cash provided (used) by
  financing activities..............     298,546            368          (158)        3,131       273,788       20,788       3,233
Net cash provided (used) by
  discontinued operations...........     (72,990)       (67,641)      (11,569)          877       (30,864)     (13,387)     (1,432)


                                                 December 31,             December 31,                  September 30,
                                          ------------------------   ----------------------    --------------------------------
                                              2000         1999        1998          1997         1998        1997       1996
                                          -----------   ----------   ----------    --------    ----------    -------    -------
                                                                               (unaudited)
                                                           (in thousands, except share and per share data)
Balance Sheet Data (at year end) (4):

Cash and cash equivalents ............... $    15,301   $   28,608   $   29,659    $    220    $   72,039    $   536    $    72
Marketable securities....................     126,274       20,615      170,030          --       165,591         --         --
Working capital (deficit)................     124,762       22,482      190,589      (8,993)      233,059     (3,319)    (1,801)
Property and equipment, net..............     106,319      123,161       61,247      22,391        44,020     20,331      1,088
Net assets of discontinued
  operations.............................       3,029           --           --          --            --         --         --
Total assets.............................     275,816      261,783      294,816      30,544       294,105     25,321      1,427
Long-term debt, including
  current portion........................     335,372      302,205      265,427      22,694       256,659     19,684      1,009
Total stockholders' equity
  (deficit)..............................     (83,096)     (86,800)      11,794      (1,385)       29,373      2,264     (1,541)

(1) The Statement of Operations data presented above represents results from continuing operations, with the results from the Communications, Internet Services and Web Integration business segments shown as discontinued operations in "loss on discontinued operations" and "loss on disposition of discontinued operations."

(2) EBITDA, shown above under "Other Data," consists of earnings before impairment of long-lived assets, depreciation and amortization, gain on sale of assets, interest, income taxes, loss from discontinued operations, loss on disposition of discontinued operations and extraordinary loss. We have included information concerning EBITDA in this Form 10-K because this type of information is commonly used in the data center industry as one measure of a company's operating performance and liquidity. EBITDA is not determined using generally accepted accounting principles and, therefore, EBITDA is not necessarily comparable to EBITDA as calculated by other companies. EBITDA also does not indicate cash provided by operating activities. You should not use our EBITDA as a measure of our operating income and cash flows from operations under generally accepted accounting principles. Both of those measures are presented above. You also should not look at our EBITDA in isolation, as an alternative to or as more meaningful than measures of performance determined in accordance with generally accepted accounting principles.

(3) Capital expenditures shown above under "Other Data" represent the cash paid for property and equipment for continuing and discontinued operations.

(4) Items shown under "Balance Sheet Data (at year end)" as of December 31, 1999, 1998 and 1997 and September 30, 1998, 1997 and 1996 have not been restated for discontinued operations. Assets and liabilities for discontinued operations as of December 31, 2000 are reflected in the line item "Net assets of discontinued operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Financial Data" and the financial statements and related notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in such forward-looking statements. Refer to the Forward-Looking Statements discussion and Business and Risk Factors contained in "Item 1 - Business."

Overview

     In 1997, we began to focus on the design and construction of our own communications network to service the Los Angeles metropolitan market. We commenced network operations in August 1997. Substantially all of our revenues generated in 1997 and 1998 resulted from providing telephony services to customers in the Los Angeles metropolitan market. We made a strategic decision in the fourth quarter of 1998 to expand our services and emphasize Internet and data services and expand our market footprint. As a result of this decision, in November 1998, we acquired Optec, Inc., doing business as FirstWorld Northwest, Inc. ("Optec"). In addition, during the first seven months of 1999 we acquired the following Internet companies: Slip.Net, Inc.; Sirius Solutions, Inc.; Hypercon, Inc.; Internet Express, LLC; inQuo, Inc.; Oregon Professional Services, Inc., d/b/a Transport Logic; Intelenet Communications, Inc. ("Intelenet") and the customer base of FastLane Communications, Inc. These Internet companies operated in seven metropolitan markets and comprise the Internet services business segment, with the exception of the operations associated with Intelenet's data center operations. During the third quarter of 2000, the Company completed an evaluation of its business segments and available capital and decided to focus on its Data Center business segment and as a result, the Internet Services, Web Integration and Communications segments are reflected as discontinued operations. For a more detailed discussion see
"Item 1-Business."

    From October 1, 1994 through December 31, 2000, we generated cumulative net losses of approximately $478.4 million and based upon our current business model, we expect to incur operating and net losses for the next few years and negative operating cash flow through at least the end of 2002. In order to achieve positive operating margins over time, the Company intends to increase the number of colocation and managed services customers and focus its resources on its data center business segment. Negative cash flow from discontinued operations is expected to decline as we implement cost saving plans and ultimately sell or otherwise dispose of these business segments.

    On March 8, 2000, Verado completed an IPO and four private placement transactions. See "--Liquidity and Capital Resources."

    In October 1998, we changed our fiscal year end from September 30 to December 31. We had a three-month transition period from October 1, 1998 through December 31, 1998.

Revenue

    Data center revenue is generated primarily by providing colocation (including space, power and Internet access), dedicated servers (including hardware, software and certain administrative services), managed services (including, administrative services, security services, monitoring and reporting services, database and application platforms) and professional services. The monthly fee paid by a customer is primarily driven by the amount of space required to house their equipment and the related Internet connectivity and any managed or professional services provided. We generally charge a one-time set-up fee, which is recognized over the life of the related underlying contract.

    On December 6, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements. The Company adopted SAB 101 during the third quarter of 2000, which required that certain revenues and cost associated with long-term contracts be deferred and amortized over the expected customer relationship period. SAB 101 was required to be adopted effective January 1, 2000 by showing a cumulative catch-up adjustment. The cumulative effect of the application of SAB 101 for all periods as of December 31, 1999 was not material to the financial position, results of operation or cash flows of the Company for continuing operations or discontinued operations.

Costs and Expenses

    Cost of revenue

    Cost of revenue includes a variety of service and network operations costs. Network costs primarily consist of backbone transport charges and payments to other communications carriers for monthly recurring and non-recurring communications line charges incurred to provide connectivity between our customers, our data centers and the Internet. Other operational costs include rent and utilities associated with our data centers and other network operations centers. We currently enter into operating leases for a significant portion of our infrastructure and data center space.

    Selling, General and Administrative Expenses ("SG&A")

    SG&A includes sales and marketing expenses consisting of marketing salaries and benefits, commissions paid in connection with our sales programs, travel expenses, trade show expenses, promotional costs as well as costs associated with acquiring additional customers such as brochures and targeted advertising and promotional campaigns. We expect sales and marketing expenses associated with our data center business to increase as we continue to market our data centers and managed services to prospective customers. General and administrative expenses include, among other things, office rent, salaries and related expenses of management and support services personnel, billing and collections, occupancy fees, consulting fees and general corporate administrative expenses. We also include non-capitalizable costs associated with the development, support and expected growth of our operational support system platforms and a one-time bonus payment made in 2000, to the Company's former CEO in connection with our IPO. Finally, amortization of deferred stock compensation, which represents a non-cash expense attributable to the conversion of Stock Appreciation Rights ("SARs") to stock options and options granted during the first quarter of 2000 at less than fair market value, is also included in SG&A.

    Impairment of Long-Lived Assets

    The impairment of long-lived assets relates to: (i) the $5.9 million write-down of the network long-haul rights based on consideration received subsequent to December 31, 2000 from Enron to terminate the Data Transport Capacity Agreement between the Company and Enron; (ii) the $1.9 million write-down of credits related to equipment returned to a certain vendor for which the Company had no use; (iii) the write-off of $1.5 million of the value assigned to a joint marketing agreement between the Company and Microsoft Corporation as a result of the termination of such agreement; and (iv) the write-off of $729,000 of unrecoverable costs related to the termination of the development of a data center in San Francisco.

    Depreciation and Amortization

    Depreciation and amortization expenses include charges related to depreciation of property and equipment, which consists principally of data equipment; buildings and leasehold improvements; furniture and equipment; and amortization of intangibles, primarily goodwill. We depreciate our assets and network infrastructure on a straight-line basis over the estimated useful life of each asset. Estimated useful lives for our assets currently range from three to ten years. In addition, we have recorded goodwill in connection with our Intelenet acquisition, which we amortize over a three-year period. Amortization expense associated with the other 1999 and 1998 acquisitions is currently reflected in discontinued operations.

Gain on Sale of Assets

    Gain on sale of assets relates to the sale of certain fiber optic rights in the Portland, Oregon metropolitan area.

Interest

    Interest expense consists of interest expense associated with our debt. On April 13, 1998, we completed the issuance of our senior notes. Interest expense subsequent to this date primarily relates to our senior notes. We are not currently scheduled to make any cash interest payments on our senior notes until the October 2003.

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

Loss from Discontinued Operations

     Loss from discontinued operations represents losses incurred in the Internet Services, Web Integration and Communications segments prior to September 1, 2000. The Statement of Operations for the years ended December 31, 2000 and 1999, the three months ended December 31, 1998 and 1997 and the year ended September 30, 1998 have been restated to reflect the discontinued operations.

Loss on Disposition of Discontinued Operations

     Loss on disposition of discontinued operations consists of two components: anticipated loss related to the sale of the segment to be disposed of and the estimated losses for the segment from September 1, 2000 through the anticipated disposition dates, which are expected to be March 2001 for the Web Integration business segment and August 2001 for the Communications business segment and the remaining unsold assets of the Internet Services business segment. See discussion of the status of each of these dispositions in "--Liquidity and Capital Resources."

Year Ended December 31, 2000 Compared With Year Ended December 31, 1999

Revenue

     Data center revenue increased from $1.6 million for the year ended December 31, 1999 to $8.2 million for the year ended December 31, 2000, an increase of $6.6 million. The increase in data center revenue was primarily due to the addition of customers to our nine data centers, which were opened during 2000. As of December 31, 2000, we had 150 data center customers, virtually all of which were colocation customers (including 20 customers for which we were not recognizing revenue due to their failure to pay as agreed). Approximately 9% of our sellable square footage was occupied. We will be transferring the operations of the Glendale data center to the Irvine data center and will close the Glendale facility. We do not anticipate that the closure of this facility will have a material effect on our results of operations in the future.

Costs and Expenses

     Cost of revenue. Cost of revenue increased from $1.0 million for the year ended December 31, 1999 to $10.4 million for the year ended December 31, 2000, an increase of $9.4 million. The increase in cost of revenue was due to the opening of our data centers and the increase in our customer base. We anticipate that we will continue to have negative margins associated with the data center business as we strive to fill our data centers and develop new products.

     Selling, general and administrative expense ("SG&A."). SG&A expenses increased from $26.1 million for the year ended December 31, 1999 to $64.4 million for the year ended December 31, 2000, an increase of $38.3 million. Salaries and other related expenses increased approximately $29.8 million for the year ended December 31, 2000 due, in part, to the $9.6 million of bonuses paid to our former CEO relating to our IPO. Additionally, approximately $1.4 million of compensation was also paid to our former CEO pursuant to the terms of his employment agreement and Separation and Settlement Agreement. Also contributing to the increase in salaries and related expenses was the addition of personnel, through internal growth and the Intelenet acquisition. Advertising costs increased $3.8 million for the year ended December 31, 2000 compared to the same prior year period. The increase in advertising was primarily due to our targeted advertising and promotional campaigns related to the opening of our nine data centers. We also incurred approximately $3.1 million in consulting expense for business advisory services during the year ended December 31, 2000. Amortization of deferred stock compensation was $2.2 million for the year ended December 31, 2000. There was no amortization of deferred stock compensation for the year ended December 31, 1999. The expense for the year ended December 31, 2000 was adjusted to reflect the unvested portions of the SARs and options related to employees that terminated during the period. The remaining increase was due to higher overall expenses resulting from expansion of operations in accordance with the execution of our business plan.

     Impairment of long-lived assets. Impairment of long-lived assets was $10.0 million for the year ended December 31, 2000. These impairments of long-lived assets related to: (i) the $5.9 million write-down of the network long-haul rights based on consideration received subsequent to December 31, 2000 from Enron to terminate the Data Transport Capacity Agreement between the Company and Enron; (ii) the $1.9 million write-down of credits related to equipment returned to a certain vendor for which the Company had no use; (iii) the write-off of $1.5 million of the value assigned to a joint marketing agreement between the Company and Microsoft Corporation as a result of the termination of such agreement; and (iv) the write-off of $729,000 of unrecoverable costs related to the termination of the development of a data center in San Francisco. Subsequent to December 31, 2000, the Company received consideration of $5.0 million from Enron to terminate the Data Transport Capacity Agreement, including the OC3 connection already in service.

    Depreciation and amortization. Depreciation and amortization expenses increased from $4.0 million for the year ended December 31, 1999 to $15.7 million for the year ended December 31, 2000, an increase of $11.7 million. Increases of $9.7 million were primarily due to higher depreciation associated with the placement of the assets related to our nine data centers into service during the year ended December 31, 2000, compared to the same prior year period. The remaining $2.0 million increase was related to the amortization of goodwill associated with our Intelenet acquisition.

Other

    Gain on the sale of assets. The gain on sale of assets was related to the June 1, 2000 sale of certain fiber optic rights for approximately $7.2 million resulting in a $5.5 million gain.

    Interest income. Interest income increased from $6.9 million for the year ended December 31, 1999 to $11.8 million for the year ended December 31, 2000, an increase of $4.8 million. The average cash, cash equivalents and marketable securities balances during the years ended December 31, 2000 and 1999 were approximately $174.3 million and $129.8 million, respectively. In addition, the weighted average interest rates were 5.35% for the year ended December 31, 1999 compared to 6.75% for the year ended December 31, 2000, an increase of 1.40%.

    Interest expense. Interest expense increased from $36.5 million for the year ended December 31, 1999 to $40.6 million for the year ended December 31, 2000, an increase of $4.1 million. This increase relates primarily to interest expense associated with the senior notes. The Company is not currently scheduled to make any cash interest payments on the senior notes until October 2003. Capitalized interest related to the Data Center business segment for the years ended December 31, 2000 and 1999 was $1.5 million and $321,000, respectively. Capitalized interest related to the discontinued operations for the years ended December 31, 2000 and 1999 was $278,000 and $522,000, respectively.

    Loss from discontinued operations. Loss from discontinued operations increased from $47.5 million for the year ended December 31, 1999 to $53.5 million for the year ended December 31, 2000, an increase of $6.0 million. The increase was primarily due to an increase in costs associated with operating the Internet Services segment for eight months for the year ended December 31, 2000 as the remaining four months of operations are reflected in "Loss on Disposition of Discontinued Operations" discussed below. Furthermore, only a partial year of operating results for year ended December 31, 1999 was included as the acquisitions that comprise the Internet Services segment were acquired during the first seven months of 1999.

    Loss on disposition of discontinued operations. Loss on disposition of discontinued operations for the year ended December 31, 2000 was $134.6 million. There were no corresponding losses during year ended December 31, 1999 as the measurement date of the application of discontinued operations treatment was September 1, 2000.

Year Ended December 31, 1999 Compared with Year Ended September 30, 1998

Revenue

    Revenue was $1.6 million for the year ended December 31, 1999. There was no data center revenue for the year ended September 30, 1998. The increase was a result of the Intelenet acquisition which occurred in July 1999.

Costs and Expenses

    Cost of revenue. Costs of revenue was $1.0 million for the year ended December 31, 1999. There was no cost of revenues for the year ended September 30, 1998. The increase was primarily a result of the Intelenet acquisition which occurred in July 1999.

    Selling, general and administrative expenses ("SG&A"). SG&A expenses increased from $9.4 million for the year ended September 30, 1998 to $26.1 million for the year ended December 31, 1999, an increase of $16.7 million. Salaries and other related expenses increased $7.3 million due to additional headcount compared to the same prior year period. Also, increases in consultants of $1.4 million, facilities of $1.1 million and travel of $1.0 million resulted from internal growth and the Intelenet acquisition. In addition, in accordance with SEC Staff Accounting Bulletin No. 79, we recorded a one-time capital contribution and corresponding one-time, non-cash litigation charge during the year ended December 31, 1999 in the amount of $1.9 million. The remaining increase was due to higher overall expenses resulting from expansion of operations in accordance with the execution of our business plan.

    Depreciation and amortization. Depreciation and amortization expenses increased from $257,000 for the year ended September 30, 1998 to $4.0 million for the year ended December 31, 1999, an increase of $3.8 million. The majority of the increase was due to $1.9 million of goodwill amortization and $232,000 of depreciation expense associated with our Intelenet acquisition. The remaining increase related primarily to depreciation associated with new equipment purchases to support the Company's data centers and corporate operations.

Other

    Interest income. Interest income increased from $6.7 million for the year ended September 30, 1998 to $6.9 million for the year ended December 31, 1999, an increase of $193,000. In April 1998, the Company completed a debt offering of senior notes raising approximately $250.0 million in proceeds. The increase in interest earned was due to a higher average return on investments in marketable securities.

    Interest expense. Interest expense increased from $16.2 million for the year ended September 30, 1998 to $36.5 million for the year ended December 31, 1999, an increase of $20.3 million. This increase related primarily to interest expense associated with the senior notes, partially offset by a reduction in interest expense associated with a revolving credit facility, which was terminated in April 1998. The Company is not scheduled to make any cash interest payments on the senior notes until the October 2003. Capitalized interest related to the data center business segments for the year ended December 31, 1999 and the year ended September 30, 1998 was $321,000 and $45,000, respectively. Capitalized interest related to the discontinued operations for the year ended December 31, 1999 and the year ended September 30, 1998 was $522,000 and $405,000, respectively.

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

    Quarter Ended December 31, 1998 Compared With Quarter Ended December 31,
1997

Overview

    The Company did not enter into the data center line of business until July 1999 and as a result, there were no revenue or cost of revenue for either of the three months ended December 31, 1998 nor 1997. The discussion below relates to the corporate operations.

    Selling, general and administrative expenses ("SG&A"). SG&A expenses increased from $1.9 million for the quarter ended December 31, 1997 to $7.1 million for the quarter ended December 31, 1998, an increase of $5.2 million. Significant factors contributing to the overall increase in SG&A expenses included an increase in personnel costs associated with increased staffing, executive signing bonuses and personnel bonuses.

    Depreciation and amortization. Depreciation and amortization expenses increased from $215,000 for the quarter ended December 31, 1997 to $234,000 for the quarter ended December 31, 1998, an increase of $19,000. This increase primarily related to depreciation expense associated with new equipment purchases to support the Company's corporate operations.

Other

    Interest income. Interest income increased from $7,000 for the quarter ended December 31, 1997 to $3.2 million for the quarter ended December 31, 1998. The increase in interest income was attributable to the investment of the net proceeds from the sale of our outstanding senior notes.

    Interest expense. Interest expense increased from $281,000 for the quarter ended December 31, 1997 to $8.4 million for the quarter ended December 31, 1998, an increase of $8.1 million. The increase in interest expense related primarily to additional interest expense associated with our outstanding senior notes, partially offset by a reduction in interest expense associated with a revolving credit facility, which was terminated in April 1998. Capitalized interest related to the corporate operations and discontinued operations for the three months ended December 31, 1998 was $37,000 and $296,000, respectively. No interest was capitalized for the quarter ended December 31, 1997.

Liquidity and Capital Resources

    The Company's operations have required and will continue to require capital investment for the design, enhancement and additional build-out of our data centers, network, development of new data center product offerings, including managed services, installation of electronics and other related equipment and the continued development of operational support system platforms. In addition, we expect to incur operating losses for at least the next few years as we fill our data centers and develop new products. Furthermore, we expect to continue to experience net cash usage related to our discontinued operations until such time that we sell or otherwise dispose of these businesses. Historically, we have satisfied our cash requirements through the issuance of equity and debt securities.

    We had $141.6 million and $49.2 million of cash, cash equivalents and marketable securities as of December 31, 2000 and 1999, respectively. In addition, we had an accumulated deficit of $478.4 million and $172.5 million as of December 31, 2000 and 1999, respectively. Our sources and uses of funds for the periods indicated were as follows:

                                                                         Year Ended
                                                               -------------------------------
                                                               Dec. 31, 2000     Dec. 31, 1999
                                                               -------------     -------------
Sources of funds:                                                       (in thousands)
   Net proceeds from IPO...................................... $     180,976     $          --
   Proceeds from private placements...........................        91,500                --
   Net proceeds from 1999 Equity Investment...................        20,000                --
   Proceeds on sale of assets.................................         7,230               103
   Proceeds from the exercise of stock options, warrants
     or employee stock purchase plan..........................         6,231             1,364
                                                               -------------     -------------
        Total sources of cash.................................       305,937             1,467
                                                               -------------     -------------
Uses of funds:
   Purchases of property and equipment........................       (86,226)          (31,141)
   Net cash used in discontinued operations...................       (72,990)          (67,641)
   Net cash used by operating activities......................       (51,808)           (7,394)
   Acquisition of assets and intangibles......................        (2,400)               --
   Payments associated with debt and capital leases...........          (161)             (996)
   Acquisitions, net of cash acquired.........................            --           (44,761)
                                                               -------------     -------------
        Total uses of cash....................................      (213,585)         (151,933)
                                                               -------------     -------------
        Net source (use) of funds............................. $      92,352     $    (150,466)
                                                               =============     =============

    For the years ended December 31, 2000 and 1999, capital expenditures for our continuing operations were $86.2 million and $31.1 million, respectively. For the years ended December 31, 2000 and 1999, capital expenditures for our discontinued operations were $27.1 million and $31.9 million, respectively.

    In January 2001, the Company entered into an agreement to sell certain of the assets associated with the Internet Services business segment. It is anticipated that this transaction will be completed during the second quarter of 2001, although no assurance can be given that the sale will be completed as scheduled or at all. As a result of this sale and other cost reduction efforts, we believe that net cash usage for the Internet Services segment will decrease. The Company is continuing to review various alternatives relating to the disposal of the remaining Internet Services assets; including, but not limited to, further discounting the remaining assets, selling or otherwise disposing of additional portions of the Internet Services assets in unrelated transactions and liquidation.

    The Company has entered into an agreement with a buyer for the Web Integration segment and subject to certain contingencies anticipates that this transaction will close during the second quarter of 2001. There can be no assurance that this transaction will be completed in this time frame or at all.

    As a result of the general market conditions, downturn in the telecom sector and certain contractual commitments, the Company has experienced difficulty in its efforts to sell the Communications segment. The Company is continuing to review various alternatives relating to the disposal of the assets; including, but not limited to, further discounting the assets, selling portions of the assets in unrelated transactions and liquidation.

    Based upon its current business model, the Company believes its existing cash, cash equivalents and marketable securities will be sufficient to meet its anticipated cash needs for working capital and capital expenditures into the middle of 2002. The current business model assumes that the sales or other disposition of the discontinued segments will be completed by August 31, 2001 and that aggregate proceeds are expected to be approximately $25.0 million. However, there can be no assurance that the Company (i) will be able to execute this business model, including attracting and maintaining customers; (ii) will be able to sell or otherwise dispose of some or all of these assets in the anticipated time frame or at all; or (iii) will receive cash proceeds in the amounts contemplated from any potential sale or other disposition. Depending upon the outcome of these planned divestitures, the execution of the business model, and other risks (see "Item 1 -- Business -- Risk Factors"), we may require additional funds to support our working capital and capital expenditure requirements and may explore means to raise additional funds through equity, debt financing and vendor financing. Any additional financing we may need may not be available on terms favorable to us or at all.

    Subsequent to December 31, 2000, Verado entered into a financing agreement to fund approximately $13.0 million of equipment purchases and required maintenance with one of its vendors. The agreement bears interest at the rate of 12% per annum with monthly payments for 24 months. During the first quarter of 2001, the Company began purchasing equipment pursuant to this agreement.

    We have a number of commitments, including certain contractual obligations with the City of Anaheim, the Irvine Company, a long distance carrier, network operators and real estate companies. See further discussion in "Item 8 - Financial Statements and Supplementary Data -- Note 8 -- Commitments and Contingent Liabilities and Note 16 - Discontinued Operations" in the accompanying financial statements for the year ended December 31, 2000.

    As a result of general market conditions and the downturn in the technology, Internet and telecom sectors, the Company has experienced difficulty in its efforts to sell its Internet Services, Web Integration and Communications business segments. Therefore, we were required to write these assets down to reflect the anticipated loss on the disposal of these segments. These write-downs combined with the net operating losses experienced by the continuing operations of the Company have resulted in the Company falling below the minimum net tangible assets requirement for continued listing on the Nasdaq. As a result, we anticipate receiving notification from Nasdaq of our failure to meet the net tangible assets requirement for continued listing on Nasdaq in the near future. However, no notification has yet been received by us. Furthermore, if the closing bid price per share of the Company's Series B common stock falls below $1 for 30 consecutive business days, then the Company will no longer meet Nasdaq's minimum bid price requirement for continued listing on the Nasdaq. Beginning February 27, 2001 through March 28, 2001, the Company's closing bid price has been between $0.563 and $1.031 and has been below $1.00 since
March 14, 2001. When and if the Company receives notification for failure to meet the net tangible assets requirement, and if applicable, for failure to meet Nasdaq minimum bid price requirement, we will request a hearing with Nasdaq to discuss our ability to achieve compliance with the listing standards. However, there can be no assurance that Nasdaq will grant the Company an exception to its listing requirements.

    To date, we have satisfied our cash requirements through the private placements of debt and equity securities and through an IPO of our Series B common stock. From our inception through December 31, 2000, we raised approximately $361.8 million in net proceeds from the sale of equity securities and $241.8 million in net proceeds from the sale of debt securities.

    On March 8, 2000, we completed an IPO by selling 11.5 million shares of Series B common stock at a price of $15.81 per share, net of underwriting discount of $1.19 per share, resulting in net proceeds to the Company of $181.1 million. The Company incurred approximately $1.9 million of costs associated with the IPO. Concurrent with the IPO, we completed four private placements (outlined below) by selling our Series B common stock at a price of $15.81, which was the IPO price per share net of the underwriting discount, resulting in aggregate proceeds to the Company of $91.5 million as follows:


           Private Placement           Shares Issued         Net Proceeds
       --------------------------      -------------         ------------
       Texas Pacific Group                 3,162,555         $ 50,000,000
       SAIC Venture Capital Corp.          1,233,397           19,500,000
       Microsoft Corporation                 759,013           12,000,000
       Lucent Technologies Inc.              632,511           10,000,000
                                       -------------         ------------
        Total                              5,787,476         $ 91,500,000
                                       =============         ============

    Concurrent with this transaction, Microsoft received a five-year warrant to purchase 569,260 shares of Series B common stock, at a price of $21.25 per share and the Company also entered into a business relationship with Microsoft. As a result, we recorded a deferred, non-cash charge related to this warrant of approximately $2.4 million, determined using the Black-Scholes Option Pricing Model. Such deferred, non-cash charge was being amortized into selling, general and administrative expense over the two-year term of this relationship; however, during the fourth quarter of 2000, the agreement was terminated and as a result, the remaining $1.5 million was written-off.

    On February 3, 2000 we issued 470,092 shares of Series B common stock upon the exercise of a warrant at a price of $3.83 per share, resulting in proceeds to Verado of $1.8 million. On March 8, 2000 we issued 800,000 shares of Series B common stock upon the exercise of a warrant at a price of $3.00 per share, resulting in proceeds to the Company of $2.4 million.

    On December 2, 1999, in order to secure additional financing that was expected to become necessary during the first quarter of 2000, we entered into a 1999 Equity Investment agreement with Colorado Spectra 4, LLC ("Spectra 4"), which is an affiliate of Donald L. Sturm, Chairman of the Board. This 1999 Equity Investment agreement allowed us to require Spectra 4 to purchase up to $50.0 million of our Series B common stock at a price of $7.50 per share. In return for this agreement Spectra 4 received a $5.0 million commitment fee. In addition, the agreement also provided that if at any time the value of the cash, cash equivalents and marketable securities we held fell below $20.0 million, we would be deemed to have automatically exercised $25.0 million of this commitment. On February 7, 2000 we gave notice that this condition had been met and on February 10, 2000 we sold 3,333,333 shares of Series B common stock to Spectra 4 under the automatic trigger provision of the agreement for $25.0 million and paid Spectra 4 the $5.0 million commitment fee. This agreement expired upon the closing of our IPO.

    On April 13, 1998, we completed an offering of senior notes pursuant to Rule 144A under the Securities Act of 1933. In this debt offering, we sold 470,000 units consisting of 13% Senior Discount Notes due 2008 and warrants to purchase, at $.01 per share, an aggregate of 3,713,094 shares of our Series B common stock. The aggregate net proceeds of the debt offering were $241.8 million.

    On December 30, 1997, we consummated a private placement of our Series A common stock to an entity controlled by Donald L. Sturm and Enron. Aggregate proceeds from this offering totaled approximately $26.5 million, net of offering commissions and certain other advisory fees, and were received on January 6, 1998. On April 13, 1998, concurrent with our senior notes offering discussed above, we completed an additional $18.8 million, net of offering commissions and other fees, private placement of capital stock to entities controlled by Donald L. Sturm and Enron. In addition, we have raised approximately $16.2 million, net of offering commission and other fees, from the issuance of Series A, B and C preferred stock and $1.1 million from the exercise of options to purchase our Series B common stock. All shares of preferred stock have subsequently been converted to Series B common stock.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    As of December 31, 2000, the Company's interest bearing cash equivalents and short-term investments consisted exclusively of commercial paper having original maturities of six months or less. The Company classifies those instruments having original maturities of three months or less as cash equivalents whereas instruments having original maturities of greater than three months, but less than six months, are classified as short-term investments. The Company places its commercial paper investments with high credit-quality counterparts and limits the amount of credit exposure to any one entity. The Company has the ability and intent to hold such investments, which are not held for trading or speculative purposes, through their maturity dates.

    The Company's long-term debt at December 31, 2000 consists of Senior Discount Notes which bear interest at a fixed rate. The senior notes accrete in value at a stated rate of 13% per annum through April 2003 and thereafter bear interest at a stated rate of 13% per annum payable semi-annually in arrears. The senior notes mature as to principal in the aggregate amount of $470.0 million in April 2008. The Company has no cash flow exposure due to rate changes for its senior notes.

    The carrying value of the senior notes at December 31, 2000 was $335.4 million. The fair value of the Company's senior notes, determined based on the quoted high-yield market bid price, approximated $51.7 million at December 29, 2000. As the Company has previously disclosed, depending on market conditions and other factors, including our need for cash and the price of our bonds in the market, we may from time to time purchase some of our outstanding senior notes. Beginning February 2001, through March 28, 2001, we have expended approximately $11.2 million to purchase senior notes. As a result of these purchases, we will recognize an extraordinary gain of approximately $31.5 million, net of the accelerated recognition of related deferred financing costs of approximately $800,000, during the quarter ended March 31, 2001. The Company anticipates, also as a result of these purchases, that interest expense for accounting purposes will result in an aggregate savings of approximately $57.2 million through April 2008, the maturity of the senior notes.

        The following table presents notional amounts and related weighted-average interest rates by year of maturity for the Company's investment portfolio and senior note obligations which have fixed interest rates:

                                  Interest Rate Sensitivity
                                 Principal Amount by Maturity
-------------------------------------------------------------------------------------------------------
                                                                                          Fair Value at
                                           2001      2002    2003     2004    Thereafter    12/31/00
                                          -------   ------  ------   ------   ----------  -------------
                                                               (dollars in millions)
Held-to-maturity investments:
  Commercial paper................        $ 126.3       --      --       --           --    $     126.3
  Average interest rate...........           6.95%      --      --       --           --             --

Senior Notes (A):.................             --       --      --       --   $    470.0    $      51.7
  Average interest rate (B).......             --       --      --       --         13.0%            --

------------------------------------------------------

(A) The carrying amount of the senior notes at December 31, 2000 was approximately $335.4 million, which amount represents the $470.0 million principal amount due at maturity less the unamortized debt discount of approximately $134.6 million at December 31, 2000.

(B) Represents the stated interest rate of the senior notes per the indenture. The senior notes' effective interest rate, inclusive of the amortization of debt discount and deferred financing costs over their term, approximates 14.2% .

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's audited consolidated financial statements at December 31, 2000 and 1999, for the years ended December 31, 2000 and 1999, the three months ended December 31, 1998 and for the fiscal year ended September 30, 1998 are included in this report on Form 10-K starting with page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to instruction G(3) to Form 10-K, Items 10, 11, 12 and 13 are omitted because the Company will file a definitive proxy statement pursuant to Regulation 14A under the Securities and Exchange Act of 1934 not later than 120 days after the close of the fiscal year. The information required by such Items will be included in the definitive proxy statement to be so filed for the Company's annual meeting of stockholders scheduled for June 1, 2001 and is hereby incorporated by reference.

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

  (3)   Exhibits

 Exhibit
 Number                                Description
---------   --------------------------------------------------------------------

  3.1       Certificate of Incorporation of the Registrant. (2)
  3.2       Bylaws of the Registrant, as amended.
  3.3       Certificate of Amendment of Certificate of Incorporation of the
            Registrant
  3.4 Certificate of Ownership Merging FirstWorld Merger, Inc. into FirstWorld Communications, Inc.
  4.1       Reference is made to Exhibits 3.1 through 3.2.
  4.2 Specimen stock certificate representing shares of Series B Common Stock of the Registrant.
  4.3 Purchase Agreement, dated April 6, 1998, among the Registrant, Bear, Stearns & Co. Inc., ING Barings (U.S.) Securities, Inc., J.P. Morgan Securities, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (1)
  4.4 Indenture, dated as of April 13, 1998, between the Registrant and The Bank of New York. (1)
  4.5 Form of 13% Senior Discount Notes due 2008 and schedule of 13% Senior Discount Notes due 2008. (1)
  4.6 Registration Rights Agreement, dated as of April 13, 1998 among the Registrant and the Initial Purchasers. (1)
  10.1 Form of Indemnification Agreement entered into by the Registrant and each of its executive officers and directors and schedule listing all executive officers and directors who have executed an Indemnification Agreement. (2)
  10.2      1995 Stock Option Plan and related form of option agreement.  (1)
  10.3      1997 Stock Option Plan and related form of option agreement.  (1)
  10.4 Warrant Agreement, dated as of April 13, 1998, among the Registrant and the Bank of New York and related form of warrant attached thereto. (1)
  10.5 Warrant Registration Rights Agreement, dated as of April 13, 1998, among the Registrant and the Initial Purchasers. (1)
  10.6 Common Stock Purchase Agreement, dated as of December 30, 1997, among the Registrant, Colorado Spectra 3, LLC, Enron Capital & Trade Resources Corp. and the holders of $405,000 in principal amount of the Registrant's convertible subordinated promissory notes. (1)
  10.7 First Amendment to Common Stock Purchase Agreement, dated as of February 9, 1998, among the Registrant, Colorado Spectra 3, LLC and Enron Capital & Trade Resources Corp. (1)
  10.8 Amended and Restated Investor Rights Agreement, dated as of April 13, 1998, among the Registrant and the Investors set forth therein, as amended. (2) Securityholders Agreement, dated as of December 30, 1997, among the Registrant, Enron Capital & Trade Resources Corp., Colorado Spectra 1, LLC, Colorado Spectra 2, LLC and Colorado Spectra 3, LLC, as amended. (2)
  10.9 Business Opportunity Agreement, dated as of December 30, 1997, among the Registrant, Enron Capital & Trade Resources Corp., Colorado Spectra 1, LLC, Colorado Spectra 2, LLC and Colorado Spectra 3, LLC.
            (1)
  10.10 Management Consulting Services Agreement, dated as of December 30, 1997, between the Registrant and Corporate Managers, LLC. (1)
  10.11 Management Consulting Services Agreement, dated as of December 30, 1997, between the Registrant and Enron Capital & Trade Resources Corp. (1)
  10.12 Form of Warrant to Purchase Series B Common Stock and schedule listing all holders of such warrants entitled to purchase a number of shares of Series B Common Stock equal to or greater than 1% of the Registrant's common stock outstanding as of May 31, 1998. (1)
  10.13 Warrant to Purchase 2,110,140 shares of Series B Common Stock issued to Colorado Spectra 2, LLC on December 30, 1997. (1)
  10.14 Agreement for Use of Operating Property, dated as of February 25, 1997, between FirstWorld Anaheim and the City of Anaheim. (1)
  10.15 Universal Telecommunications System Participation Agreement, dated as of February 25, 1997, among the Registrant, FirstWorld Anaheim and the City of Anaheim. (1)
  10.16 Development Fee Agreement, dated as of February 25, 1997, between the Registrant and the City of Anaheim. (1)
 *10.18 Agreement for Lease of Telecommunications Conduit, dated as of March 5, 1998, between FirstWorld Orange Coast and The Irvine Company. (4)
 *10.19 Telecommunications System License Agreement, dated as of March 5, 1998, between FirstWorld Orange Coast and The Irvine Company. (4)
  10.20 Office Lease for Genesee Executive Plaza, dated as of September 4, 1996, between Talcott Realty I Limited Partnership and the Registrant. (1)
  10.21 Standard Industrial/Commercial Single-Tenant Lease-Gross, dated as of August 26, 1996, between Scope Development and FirstWorld Anaheim. (1)
  10.22 SpectraNet International Founders' Sale Agreement, dated as of January 31, 1997. (3)
  10.23 System Acquisition Agreement, dated as of June 19, 1997, between ACE*COM and the Registrant. (3)
  10.24 Employment Agreement, dated as of September 28, 1998, between the Registrant and Sheldon S. Ohringer. (4)
  10.25 Stock Option Agreement, dated as of September 28, 1998, between the Registrant and Sheldon S. Ohringer. (5)
  10.26 Employment Agreement, dated as of October 1, 1998, between the Registrant and Scott Chase. (6)
  10.27 Employment Agreement, dated as of November 9, 1998, between the Registrant and Marion K. Jenkins. (6)
  10.28 Employment Agreement, dated as of November 30, 1998, between the Registrant and David Gandini. (6)
  10.29 Employment Agreement, dated as of December 7, 1998, between the Registrant and Doug Kramer. (6)
  10.30 Lease between the Registrant and The Prudential Insurance Company of America, dated as of December 1, 1999. (6)
  10.31 First Amendment to Lease (Genesee Executive Plaza), dated as of July 31, 1998, between Arden Realty Limited Partnership (successor in interest to Talcott Realty I Limited Partnership) and the Registrant. (6)
  10.32 First Amendment to Amended and Restated Investor Rights Agreement, dated as of September 28, 1998, among the Registrant, Enron Capital & Trade Resources Corp., Colorado Spectra 1, LLC, Colorado Spectra 2, LCC and Colorado Spectra 3, LLC. (6)
  10.33     Employment Agreement, as amended, between the Registrant and Jeffrey
            L. Dykes, dated December 14, 1998. (7)

  10.34 Employment Agreement, dated January 27, 1999, between the Registrant and Paul C. Adams. (8)
  10.35 First Amendment to Lease between the Registrant and the Prudential Insurance Company of America, dated March 1, 1999. (8)
  10.36 FirstWorld Communications, Inc. Quarterly Bonus Program adopted as of May 3, 1999. (9)
  10.37 The 1999 Equity Incentive Plan of FirstWorld Communications, Inc. effective as of March 8, 1999. (10)
  10.38 Form of Incentive Stock Option Agreement of FirstWorld Communications, Inc. under the 1999 Plan. (10)
  10.39 Form of Non-Qualified Stock Option Agreement of FirstWorld Communications, Inc. under the 1999 Plan. (10)
  10.40 Form of Stock Appreciation Right Award Agreement of FirstWorld Communications, Inc. under the 1999 Plan. (10)
  10.41 First Amendment to Employment Agreement, dated as of May 20, 1999, between the Registrant and Sheldon S. Ohringer. (11)
  10.42 Office Lease, dated June 28, 1999, between Board of Administration as Trustee for the Police and Fire Department Retirement Fund and the Registrant. (11)
  10.43 Equity Investment Agreement, effective as of December 22, 1999, as amended, between the Registrant and Colorado Spectra 4, LLC. (12)
  10.44 Stock Purchase Agreement, dated February 3, 2000, between the Registrant and Lucent Technologies Inc. (13)
  10.45 Stock Purchase Agreement, dated February 3, 2000, between the Registrant and SAIC Venture Capital Corporation. (13)
  10.46 Stock Purchase Agreement, dated February 9, 2000, between the Registrant and Microsoft Corporation. (13)
  10.47 Stock Purchase Agreement, dated February 11, 2000, between the Registrant and TPG FirstWorld I LLC. (13)
  10.48 First Amendment to Employment Agreement, dated January 27, 2000, between the Registrant and Paul C. Adams. (13)
  10.49 Letter Agreement effective March 3, 2000, regarding assignment of rights and assumption of liabilities under the Amended and Restated Investor Rights Agreement. (13)
  10.50 1999 Employee Stock Purchase Plan of Registrant adopted by the board of directors on December 22, 1999. (13)
  10.51 Separation and Settlement Agreement between the Registrant and Sheldon. S. Ohringer. (14)
  10.52 Second Amendment to Employment Agreement and Amendment to Stock Option Agreements, dated as of September 11, 2000, between the Registrant and Paul C. Adams. (15)
  10.53 First Amendment to Employment Agreement and Amendment to Stock Option Agreements, dated as of September 11, 2000, between the Registrant and Scott M. Chase. (15)
  10.54 Second Amendment to Employment Agreement and Amendment to Stock Option Agreements, dated as of September 11, 2000, between the Registrant and Jeffery L. Dykes. (15)
  10.55 First Amendment to Employment Agreement and Amendment to Stock Option Agreement, dated as of September 11, 2000, between the Registrant and Doug Kramer. (15)
  10.56 First Amendment to Employment Agreement and Amendment to Stock Option Agreements, dated as of September 11, 2000, between the Registrant and David J. Gandini. (15)
  10.57 Employment Agreement, dated as of October 20, 2000, between the Registrant and J. Thomas McGrath. (15)
  10.58 Employment Agreement, dated as of December 11, 2000, between the Registrant and Steven D. Butler.
  10.59 Employment Agreement, dated as of December 13, 2000, between the Registrant and John M. Harper.
  21.1      Subsidiaries of the Registrant. (12)
  24.1      Power of Attorney.

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

  (10) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 (No. 333-76325) filed with the Securities and Exchange Commission on April 14 , 1999.

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

  (14) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2000.

  (15) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2000.

(b) REPORTS ON FORM 8-K

  There were no reports on Form 8-K filed by the Company during the fourth quarter of the fiscal year ended December 31, 2000.

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

Dated: March 30, 2001       VERADO HOLDINGS, INC.

                                  /s/ J. Thomas McGrath
                                  ------------------------------------
                                  Name: J. Thomas McGrath
                                  Title: President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                               Title                                   Date
---------                                               -----                                   ----
        /s/ J. Thomas McGrath*
------------------------------------      President, Chief Executive Officer                 March 30, 2001
        J. Thomas McGrath                 and Director (Principal Executive Officer)

        /s/ Steven D. Butler*
------------------------------------      Chief Financial Officer                            March 30, 2001
        Steve Butler                      (Principal Financial and Accounting Officer)

        /s/ Donald L. Sturm*
------------------------------------      Chairman of the Board                              March 30, 2001
        Donald L. Sturm

        /s/ Kevin C. McTavish*
------------------------------------      Director                                           March 30, 2001
        Kevin C. McTavish

        /s/ William S. Price III*
------------------------------------      Director                                           March 30, 2001
        William S. Price III

        /s/ James O. Spitzenberger*
------------------------------------      Director                                           March 30, 2001
        James O. Spitzenberger

        /s/ John C. Stiska*
------------------------------------      Director                                           March 30, 2001
        John C. Stiska

        /s/ Melanie L. Sturm*
------------------------------------      Director                                           March 30, 2001
        Melanie L. Sturm

        /s/ John G. Donoghue*
------------------------------------      Director                                           March 30, 2001
        John G. Donoghue

        *By:    /s/ Jeffrey L. Dykes
               ------------------------------------
               Jeffrey L. Dykes as Attorney-in-Fact
               March 30, 2001

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Financial Statements:

    Report of Independent Accountants...................................................  F-3

    Consolidated Balance Sheets at December 31, 2000 and 1999...........................  F-4

    Consolidated Statements of Operations for each of the years ended
      December 31, 2000 and 1999, the three months ended December 31, 1998 and the year ended September 30, 1998.............................................  F-5

    Consolidated Statements of Stockholders' Equity (Deficit) for each of the years ended December 31, 2000 and 1999, the three months ended
      December 31, 1998 and the year ended September 30, 1998...........................  F-6

    Consolidated Statements of Cash Flows for each of the years ended
      December 31, 2000 and 1999, the three months ended December 31, 1998 and the year ended September 30, 1998.............................................  F-8

    Notes to Consolidated Financial Statements..........................................  F-9

Financial Statement Schedule:

    Report of Independent Accountants on Financial Statement Schedule...................  F-41

    Schedule II - Valuation and Qualifying Accounts.....................................  F-42

                     [THIS PAGE INTENTIONALLY LEFT BLANK]

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Verado Holdings, Inc. (formerly known as FirstWorld Communications, Inc.)

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Verado Holdings, Inc. (formerly known as FirstWorld Communications, Inc.) and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years ended December 31, 2000 and 1999, the three months ended December 31, 1998 and the year ended September 30, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP
Denver, Colorado
March 7, 2001

                             VERADO HOLDINGS, INC.
              (FORMERLY KNOWN AS FIRSTWORLD COMMUNICATIONS, INC.)
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              December 31,    December 31,
                                                                  2000           1999
                                                               ---------       ---------
                           ASSETS
Current assets:
 Cash and cash equivalents...................................  $  15,301       $  28,608
 Marketable securities.......................................    126,274          20,615
 Accounts receivable, net....................................      1,950          11,551
 Due from affiliates.........................................         --           3,240
 Prepaid expenses and other..................................      4,769           3,773
 Revenues in excess of billings..............................          8           1,628
                                                               ---------       ---------
        Total current assets.................................    148,302          69,415
                                                               ---------       ---------

Property and equipment.......................................    118,760         136,223
Accumulated depreciation, property and equipment.............    (12,441)        (13,062)
                                                               ---------       ---------
        Net property and equipment...........................    106,319         123,161
Goodwill and intangibles, net................................      6,442          48,858
Long-haul network rights,  not in service....................      4,408          11,060
Deferred financing costs, net................................      6,450           7,340
Other assets.................................................        866           1,949
Net assets of discontinued operations........................      3,029              --
                                                               ---------       ---------
        Total assets.........................................  $ 275,816       $ 261,783
                                                               =========       =========


           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable............................................  $  13,921       $  28,521
 Deferred revenue............................................      1,758           3,950
 Accrued payroll and related liabilities.....................      4,072           3,994
 Other accrued expenses......................................      3,789           9,913
 Capital lease obligations, current portion..................         --             468
 Long-term debt, current portion.............................         --              87
                                                               ---------       ---------
        Total current liabilities............................     23,540          46,933
                                                               ---------       ---------

Long-term debt, net of current portion and discount..........    335,372         294,034
Capital lease obligations, including interest, net of
  current portion............................................         --           7,616
                                                               ---------       ---------
        Total liabilities....................................    358,912         348,583

Commitments and contingent liabilities (Notes 8 and 15)

Stockholders' deficit:
 Preferred stock, $.0001 par value per share, 10,000,000
   shares authorized; no shares outstanding..................         --              --
 Common stock, voting, $.0001 par value, 500,000,000 shares
   authorized;
   Series A, 10,135,164 shares designated; 5,101,831 and
     10,135,164  shares outstanding at December 31, 2000
     and December 31, 1999, respectively.....................          1               1
   Series B, 489,864,836 shares designated; 47,313,002 and
     18,663,358 shares issued and outstanding at December 31,
     2000 and December 31, 1999, respectively................          4               2
 Additional paid-in capital..................................    399,136          85,703
 Deferred stock compensation.................................     (3,863)             --
 Stockholder receivables.....................................         --             (45)
 Accumulated deficit.........................................   (478,374)       (172,461)
                                                               ---------       ---------
        Total stockholders' deficit..........................    (83,096)        (86,800)
                                                               ---------       ---------
        Total liabilities and stockholders' deficit..........  $ 275,816       $ 261,783
                                                               =========       =========

                See notes to consolidated financial statements.

                             VERADO HOLDINGS, INC.
              (FORMERLY KNOWN AS FIRSTWORLD COMMUNICATIONS, INC.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       (IN THOUSANDS EXCEPT SHARE DATA)

                                                                    Three Months
                                        Year Ended December 31,        Ended        Year Ended
                                      --------------------------    December 31,   September 30,
                                          2000          1999            1998           1998
                                      -----------    -----------    ------------   -------------
Revenue..........................     $     8,189    $     1,582    $        --    $        --

Costs and expenses:
   Costs of revenues.............          10,386          1,036             --             --
   Selling, general and
    administrative expenses......          66,665         26,143          7,093          9,449
   Impairment of long-lived
    assets.......................           9,968             --             --             --
   Depreciation and
    amortization.................          15,711          4,045            234            257
                                      -----------    -----------    -----------    -----------
      Total costs and expenses...         102,730         31,224          7,327          9,706
                                      -----------    -----------    -----------    -----------

Operating loss...................         (94,541)       (29,642)        (7,327)        (9,706)

Other income (expense):
   Gain on sale of assets........           5,501             --             --             --
   Interest income...............          11,763          6,942          3,227          6,749
   Interest expense..............         (40,559)       (36,465)        (8,387)       (16,176)
                                      -----------    -----------    -----------    -----------
      Total other expense........         (23,295)       (29,523)        (5,160)        (9,427)
                                      -----------    -----------    -----------    -----------

Loss from continuing operations..        (117,836)       (59,165)       (12,487)       (19,133)

Discontinued operations:
   Loss from discontinued
    operations...................         (53,473)       (47,452)        (5,244)        (9,492)
   Loss on disposition of
    discontinued operations......        (134,604)            --             --             --
                                      -----------    -----------    -----------    -----------

Loss before extraordinary item...        (305,913)      (106,617)       (17,731)       (28,625)

Extraordinary item -
 extinguishment of debt..........              --             --             --         (4,731)
                                      -----------    -----------    -----------    -----------

Net loss.........................     $  (305,913)   $  (106,617)   $   (17,731)   $   (33,356)
                                      ===========    ===========    ===========    ===========

Basic and diluted loss per
 common share:

Loss from continuing
 operations......................     $     (2.46)   $     (2.13)   $     (0.48)   $     (1.04)
Loss from discontinued
 operations......................           (3.93)         (1.70)         (0.20)         (0.52)
                                      -----------    -----------    -----------    -----------
Loss before extraordinary item...           (6.39)         (3.83)         (0.68)         (1.56)
Extraordinary loss -
 extinguishment of debt..........              --             --             --          (0.25)
                                      -----------    -----------    -----------    -----------

Net loss.........................     $     (6.39)   $     (3.83)   $     (0.68)   $     (1.81)
                                      ===========    ===========    ===========    ===========
Weighted average shares
 outstanding, basic and diluted..      47,879,607     27,804,356     26,196,664     18,395,172
                                      ===========    ===========    ===========    ===========

                See notes to consolidated financial statements.

                             VERADO HOLDINGS, INC.
              (FORMERLY KNOWN AS FIRSTWORLD COMMUNICATIONS, INC.)
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           Series A                       Series B                Additional
                                                          Common Stock                   Common Stock              Paid-in
                                                     Shares          Amount         Shares          Amount         Capital
                                                  ------------    ------------   ------------    ------------    ------------
                                                             (Note 1)                       (Note 1)
Balance at October 1, 1997.......................           --    $         --             --    $         --    $      1,001
Exercise of options to purchase common
  stock--October 1997 to December 1997...........           --              --             --              --              --
Issuance of Series A common stock with
  warrants to purchase 10,135,164 shares
  of Series B common stock, net of
  offering costs of $3.9 million.................   10,135,164          16,914             --              --           9,628
Conversion of Series C preferred stock,
  Series B preferred stock, Series A
  preferred stock and common stock to
  Series B common stock as follows:
  Series C preferred stock; conversion
   ratio of 1.39:1, including anti-dilutive
   adjustments...................................           --              --      3,621,120          12,279              --
  Series B preferred stock and common
   stock; conversion ratio of 1:1................           --              --      5,545,638           3,486              --
  Series A preferred stock; conversion ratio
    of 1:10......................................           --              --         11,867             395              --
Issuance of Series B common stock with
  warrants to purchase 6,666,666 shares of
  Series B common stock, net of offering
  costs of $1.8 million..........................           --              --      6,666,666          12,467           6,333
Issuance of warrants to purchase 3,713,094
  shares of Series B common stock in
  connection with the issuance of 13% Senior
  Discount Notes.................................           --              --             --              --          15,001
Exercise of options to purchase Series B
  common stock ..................................           --              --         67,917              56              --
Establishment of $.0001 par value for
  Series A and B common stock in connection
  with Delaware reincorporation..................           --         (16,913)            --         (28,681)         45,594
Exercise of options to purchase Series B
  common stock-post Delaware reincorporation.....           --              --         16,500              --              23
Net loss for the fiscal year ended September
  30, 1998.......................................           --              --             --              --              --
                                                  ------------    ------------   ------------    ------------    ------------
Balance at September 30, 1998....................   10,135,164               1     15,929,708               2          77,580
Proceeds from issuance of stock and related
  warrants.......................................           --              --         42,250              --             190
Shares issued in connection with the exercise
  of options.....................................           --              --        166,000              --              23
Net loss for the three months ended
  December 31, 1998  ............................           --              --             --              --              --
                                                  ------------    ------------   ------------    ------------    ------------
Balance at December 31, 1998.....................   10,135,164               1     16,137,958               2          77,793
Shares issued in connection with
  acquisitions...................................           --              --      1,820,428              --           9,924
Exercise of options and warrants to
  purchase Series  B common stock................           --              --        704,972              --           1,364
Charge associated with equity investment.........           --              --             --              --          (5,270)
Charge associated with stock sold by
  shareholders...................................           --              --             --              --           1,892
Write-off of stockholder receivables.............           --              --             --              --              --
Net loss for the year ended December 31, 1999....           --              --             --              --              --
                                                  ------------    ------------   ------------    ------------    ------------
Balance at December 31, 1999.....................   10,135,164               1     18,663,358               2          85,703
Series A common stock converted to Series B
  common stock...................................   (5,033,333)             --      5,033,333              --              --
Issuance of common stock in conjunction with
  initial public offering, net of offering costs
  of $1.9 million................................           --              --     11,500,000               2         180,974
Issuance of common stock in conjunction with
  private placements.............................           --              --      5,787,476              --          91,500
Issuance of common stock in conjunction with
  1999 Equity Investment.........................           --              --      3,333,333              --          25,000
Issuance of common stock upon exercise of
  options, warrants, stock in-lieu of
  bonuses or employee stock plan purchases.......           --              --      2,995,502              --           6,426
Warrants issued in conjunction with private
  placements.....................................           --              --             --              --           2,401
Deferred compensation from conversion of stock
  appreciation rights and below market grants
  of stock options...............................           --              --             --              --          18,480
Amortization of deferred stock compensation......           --              --             --              --              --
Deferred compensation related to terminated
  employees......................................           --              --             --              --         (11,348)
Write-off stockholder receivables................           --              --             --              --              --
Net loss for the fiscal year ended
  December 31, 2000..............................           --              --             --              --              --
                                                  ------------    ------------   ------------    ------------    ------------
Balance at December 31, 2000.....................    5,101,831    $          1     47,313,002    $          4    $    399,136
                                                  ============    ============   ============    ============    ============

                                                                                                                        See notes to


                                                         Series C                    Series B                   Series A
                                                        Convertible                 Convertible                Convertible
                                                      Preferred Stock             Preferred Stock            Preferred Stock
                                                    Shares        Amount        Shares       Amount        Shares        Amount
                                                  ----------     --------     ----------    --------     ----------     --------
Balance at October 1, 1997.......................  2,600,000     $ 12,279      2,016,638     $ 3,670       118,667        $ 395
Exercise of options to purchase common
  stock--October 1997 to December 1997...........         --           --             --          --            --           --
Issuance of Series A common stock with
  warrants to purchase 10,135,164 shares
  of Series B common stock, net of
  offering costs of $3.9 million.................         --           --             --          --            --           --
Conversion of Series C preferred stock,
  Series B preferred stock, Series A
  preferred stock and common stock to
  Series B common stock as follows:
  Series C preferred stock; conversion
   ratio of 1.39:1, including anti-dilutive
   adjustments................................... (2,600,000)     (12,279)            --          --            --           --
  Series B preferred stock and common
   stock; conversion ratio of 1:1................         --           --     (2,016,638)     (3,670)           --           --
  Series A preferred stock; conversion ratio
    of 1:10......................................         --           --             --          --      (118,667)        (395)
Issuance of Series B common stock with
  warrants to purchase 6,666,666 shares of
  Series B common stock, net of offering
  costs of $1.8 million..........................         --           --             --          --            --           --
Issuance of warrants to purchase 3,713,094
  shares of Series B common stock in
  connection with the issuance of 13% Senior
  Discount Notes.................................         --           --             --          --            --           --
Exercise of options to purchase Series B
  common stock ..................................         --           --             --          --            --           --
Establishment of $.0001 par value for
  Series A and B common stock in connection
  with Delaware reincorporation..................         --           --             --          --            --           --
Exercise of options to purchase Series B
  common stock-post Delaware reincorporation.....         --           --             --          --            --           --
Net loss for the fiscal year ended September
  30, 1998.......................................         --           --             --          --            --           --
                                                  ----------     --------     ----------     -------      --------        -----
Balance at September 30, 1998....................         --           --             --          --            --           --
Proceeds from issuance of stock and related
  warrants.......................................         --           --             --          --            --           --
Shares issued in connection with the exercise
  of options.....................................         --           --             --          --            --           --
Net loss for the three months ended
  December 31, 1998  ............................         --           --             --          --            --           --
                                                  ----------     --------     ----------     -------      --------        -----
Balance at December 31, 1998.....................         --           --             --          --            --           --
Shares issued in connection with
  acquisitions...................................         --           --             --          --            --           --
Exercise of options and warrants to
  purchase Series  B common stock................         --           --             --          --            --           --
Charge associated with equity investment.........         --           --             --          --            --           --
Charge associated with stock sold by
  shareholders...................................         --           --             --          --            --           --
Write-off of stockholder receivables.............         --           --             --          --            --           --
Net loss for the year ended December 31, 1999....         --           --             --          --            --           --
                                                  ----------     --------     ----------     -------      --------        -----
Balance at December 31, 1999.....................         --           --             --          --            --           --
Series A common stock converted to Series B
  common stock...................................         --           --             --          --            --           --
Issuance of common stock in conjunction with
  initial public offering, net of offering costs
  of $1.9 million................................         --           --             --          --            --           --
Issuance of common stock in conjunction with
  private placements.............................         --           --             --          --            --           --
Issuance of common stock in conjunction with
  1999 Equity Investment.........................         --           --             --          --            --           --
Issuance of common stock upon exercise of
  options, warrants, stock in-lieu of
  bonuses or employee stock plan purchases.......         --           --             --          --            --           --
Warrants issued in conjunction with private
  placements.....................................         --           --             --          --            --           --
Deferred compensation from conversion of stock
  appreciation rights and below market grants
  of stock options...............................         --           --             --          --            --           --
Amortization of deferred stock compensation......         --           --             --          --            --           --
Deferred compensation related to terminated
  employees......................................         --           --             --          --            --           --
Write-off stockholder receivables................         --           --             --          --            --           --
Net loss for the fiscal year ended
  December 31, 2000..............................         --           --             --          --            --           --
                                                  ----------     --------     ----------     -------      --------        -----
Balance at December 31, 2000.....................         --           --             --          --            --           --
                                                  ==========     ========     ==========     =======      ========        =====

                                                                                                                         Total
                                                                            Deferred                    Accumulated   Stockholders'
                                                       Common Stock          Stock        Stockholder      lated         Equity
                                                    Shares      Amount    Compensation    Receivables     Deficit      (Deficit)
                                                  ----------    ------    ------------    -----------   -----------   -------------
Balance at October 1, 1997.......................  3,262,900    $(227)       $    --        $ (97)      $ (14,757)      $   2,264
Exercise of options to purchase common
  stock--October 1997 to December 1997...........    266,100       43             --           --              --              43
Issuance of Series A common stock with
  warrants to purchase 10,135,164 shares
  of Series B common stock, net of
  offering costs of $3.9 million.................         --       --             --           --              --          26,542
Conversion of Series C preferred stock,
  Series B preferred stock, Series A
  preferred stock and common stock to
  Series B common stock as follows:
  Series C preferred stock; conversion
   ratio of 1.39:1, including anti-dilutive
   adjustments...................................         --       --             --           --              --              --
  Series B preferred stock and common
   stock; conversion ratio of 1:1................ (3,529,000)     184             --           --              --              --
  Series A preferred stock; conversion ratio
    of 1:10......................................         --       --             --           --              --              --
Issuance of Series B common stock with
  warrants to purchase 6,666,666 shares of
  Series B common stock, net of offering
  costs of $1.8 million..........................         --       --             --           --              --          18,800
Issuance of warrants to purchase 3,713,094
  shares of Series B common stock in
  connection with the issuance of 13% Senior
  Discount Notes.................................         --       --             --           --              --          15,001
Exercise of options to purchase Series B
  common stock ..................................         --       --             --           --              --              56
Establishment of $.0001 par value for
  Series A and B common stock in connection
  with Delaware reincorporation..................         --       --             --           --              --              --
Exercise of options to purchase Series B
  common stock-post Delaware reincorporation.....         --       --             --           --              --              23
Net loss for the fiscal year ended September
  30, 1998.......................................         --       --             --           --         (33,356)        (33,356)
                                                  ----------    -----        -------        -----       ---------       ---------
Balance at September 30, 1998....................         --       --             --          (97)        (48,113)         29,373
Proceeds from issuance of stock and related
  warrants.......................................         --       --             --          (61)             --             129
Shares issued in connection with the exercise
  of options.....................................         --       --             --           --              --              23
Net loss for the three months ended
  December 31, 1998  ............................         --       --             --           --         (17,731)        (17,731)
                                                  ----------    -----        -------        -----       ---------       ---------
Balance at December 31, 1998.....................         --       --             --         (158)        (65,844)         11,794
Shares issued in connection with
  acquisitions...................................         --       --             --           --              --           9,924
Exercise of options and warrants to
  purchase Series  B common stock................         --       --             --           --              --           1,364
Charge associated with equity investment.........         --       --             --           --              --          (5,270)
Charge associated with stock sold by
  shareholders...................................         --       --             --           --              --           1,892
Write-off of stockholder receivables.............         --       --             --          113              --             113
Net loss for the year ended December 31, 1999....         --       --             --           --        (106,617)       (106,617)
                                                  ----------    -----        -------        -----       ---------       ---------
Balance at December 31, 1999.....................         --       --             --          (45)       (172,461)        (86,800)
Series A common stock converted to Series B
  common stock...................................         --       --             --           --              --              --
Issuance of common stock in conjunction with
  initial public offering, net of offering costs
  of $1.9 million................................         --       --             --           --              --         180,976
Issuance of common stock in conjunction with
  private placements.............................         --       --             --           --              --          91,500
Issuance of common stock in conjunction with
  1999 Equity Investment.........................         --       --             --           --              --          25,000
Issuance of common stock upon exercise of
  options, warrants, stock in-lieu of
  bonuses or employee stock plan purchases.......         --       --             --           --              --           6,426
Warrants issued in conjunction with private
  placements.....................................         --       --             --           --              --           2,401
Deferred compensation from conversion of stock
  appreciation rights and below market grants
  of stock options...............................         --       --        (18,480)          --              --              --
Amortization of deferred stock compensation......         --       --          3,269           --              --           3,269
Deferred compensation related to terminated
  employees......................................         --       --         11,348           --              --              --
Write-off stockholder receivables................         --       --             --           45              --              45
Net loss for the fiscal year ended
  December 31, 2000..............................         --       --             --           --        (305,913)       (305,913)
                                                  ----------    -----        -------        -----       ---------       ---------
Balance at December 31, 2000.....................         --    $  --        $(3,863)       $  --       $(478,374)      $ (83,096)
                                                  ==========    =====        =======        =====       =========       =========

consolidated financial statements

                            VERADO HOLDINGS, INC.
              (FORMERLY KNOWN AS FIRSTWORLD COMMUNICATIONS, INC.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)

                                                                                        Three Months
                                                            Year Ended December 31,        Ended        Year Ended
                                                          --------------------------    December 31,   September 30,
                                                              2000          1999            1998           1998
                                                          -----------    -----------    ------------   -------------
Cash flows from operating activities:
  Net loss.............................................    $(305,913)     $(106,617)     $ (17,731)      $ (33,356)
  Adjustments to reconcile net loss to net cash used
    by operating activities:...........................
  Depreciation and amortization expense................       15,711          4,045            234             257
  Accretion of senior notes............................       39,635         35,200          8,323          14,571
  Loss on discontinued operations......................      188,077         47,452          5,244           9,492
  Impairment of long-lived assets......................        9,968             --             --              --
  Amortization of deferred stock compensation..........        2,246             --             --              --
  Amortization of deferred financing costs.............          890            919            243           1,203
  Write-off of stockholder receivable..................           --            113             --              --
  Charge associated with stock sold by Stockholders....           --          1,892             --              --
  Extraordinary loss - extinguishment of debt..........           --             --             --           3,731
  Gain on sale of assets...............................       (5,501)            --             --              --
  Other non-cash charges, including amortization
    of warrants........................................        1,124             --             --              --
  Changes in assets and liabilities, net of
    effects of acquisitions:
    Restricted cash related to operating
      activities.......................................           --             --             --              50
    Accounts receivable................................       (1,450)            37             --              --
    Other assets.......................................        2,367          1,120            831          (3,197)
    Accounts payable...................................       (5,001)         9,591         (1,543)          4,937
    Accrued payroll and related liabilities............        2,589            786            305             222
    Deferred revenue...................................        1,647             --             --              --
    Other liabilities..................................        1,803         (1,932)           785             (34)
                                                           ---------      ---------      ---------       ---------
    Net cash used by operating activities..............      (51,808)        (7,394)        (3,309)         (2,124)
                                                           ---------      ---------      ---------       ---------

Cash flows from investing activities:
  Purchases of held-to-maturity marketable securities..     (388,271)      (189,606)      (127,212)       (236,701)
  Maturities of held-to-maturity marketable
    securities.........................................      282,612        339,021        122,773          71,110
  Purchase of property and equipment...................      (86,226)       (31,141)          (598)         (3,756)
  Acquisitions, net of cash acquired...................           --        (44,761)       (22,307)             --
  Acquisition of assets and intangibles................       (2,400)            --             --              --
  Proceeds from sale of assets.........................        7,230            103             --              --
                                                           ---------      ---------      ---------       ---------
    Net cash provided (used) by investing
      activities.......................................     (187,055)        73,616        (27,344)       (169,347)
                                                           ---------      ---------      ---------       ---------

Cash flows from financing activities:
  Proceeds from initial public offering, net of
    offering costs.....................................      180,976             --             --              --
  Proceeds from private placements.....................       91,500             --             --              --
  Proceeds from 1999 Equity Investment, net of
    offering costs.....................................       20,000             --             --              --
  Proceeds from issuance of Senior Notes and
    related warrants...................................           --             --             --         250,205
  Principal payments on debt, capital leases
    and related warrants...............................         (161)          (996)           (25)           (324)
  Proceeds from exercise of stock options and
    warrants and employee stock purchase plan..........        6,231          1,364             23             122
  Proceeds from issuance of Series A common stock
    and related warrants, net of offering costs........           --             --             --          26,136
  Proceeds from issuance of Series B common stock
    and related warrants, net of offering costs........           --             --            129          18,800
  Proceeds from draws under revolving credit
    facility and related warrants......................           --             --             --           3,796
  Principal payments on revolving credit facility......           --             --             --         (16,300)
  Payment of deferred financing costs..................           --             --           (285)         (8,647)
                                                           ---------      ---------      ---------       ---------
    Net cash provided (used) by financing activities...      298,546            368           (158)        273,788
                                                           ---------      ---------      ---------       ---------

  Net cash used by discontinued operations.............      (72,990)       (67,641)       (11,569)        (30,864)

Net increase (decrease) in cash and cash equivalents...      (13,307)        (1,051)       (42,380)         71,453
Cash and cash equivalents, beginning of period.........       28,608         29,659         72,039             586
                                                           ---------      ---------      ---------       ---------
Cash and cash equivalents, end of period...............    $  15,301      $  28,608      $  29,659       $  72,039
                                                           =========      =========      =========       =========

Supplemental cash flow information, effects
  of acquisitions:
    Assets acquired....................................    $      --      $  63,341      $  24,617       $      --
    Liabilities assumed................................           --         (8,656)        (2,310)             --
    Common stock issued................................           --         (9,924)            --              --
    Less cash paid.....................................           --        (45,431)       (22,307)             --
                                                           ---------      ---------      ---------       ---------
      Net cash acquired from acquisitions..............    $      --      $    (670)     $      --       $      --
                                                           =========      =========      =========       =========

                See notes to consolidated financial statements.

                             VERADO HOLDINGS, INC.
              (FORMERLY KNOWN AS FIRSTWORLD COMMUNICATIONS, INC.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY

    Verado Holdings, Inc., formerly known as FirstWorld Communications, Inc., (together with its wholly owned subsidiaries, the "Company" or "Verado") commenced operations in July 1992. The Company is a provider of outsourced data center, managed services and Web and application hosting solutions for businesses. We provide customers space, power and Internet access within our nine state-of-the-art geographically dispersed data centers. We also provide dedicated servers that are Internet connected servers, packaged as a complete Web, database, or application hosting solution. Our managed services allow customers to obtain functions that would be typically performed by an in-house Information Technology department.

    The Company's operations have required and will continue to require capital investment for the design, enhancement and additional build-out of its data centers, network, development of new data center product offerings, including managed services, installation of electronics and other related equipment and the continued development of operational support system platforms. In addition, the Company expects to incur operating losses for at least the next few years as it fills its data centers and develops new products. Furthermore, the Company expects to continue to experience net cash usage related to its discontinued operations until such time that it sells or otherwise disposes of these businesses. Historically, the Company has satisfied its cash requirements through the issuance of equity and debt securities.

    On October 16, 1998, the Board of Directors of the Company (the "Board") voted to change the Company's fiscal year end from September 30 to December 31, beginning with a transition period ending on December 31, 1998. Accordingly, the Company has included audited financial information for the three months ended December 31, 1998.

Equity Recapitalization/Authorized Shares

    On December 30, 1997, the Company (i) converted its three existing classes of preferred stock into common stock in accordance with the automatic conversion provision of its then existing charter in order to simplify the Company's capital structure and to eliminate the rights, preferences and privileges of the preferred stock; (ii) amended its Certificate of Incorporation to increase the Company's authorized capital; and (iii) amended its Certificate of Incorporation to designate two series of common stock. See "Private Placements - December 30, 1997 Private Placement" below. The Series A common stock and Series B common stock are identical in all material respects, except that the holders of Series A common stock possess ten votes per share on all matters subject to a vote of shareholders while the holders of Series B common stock possess one vote per share. Pursuant to the amended Certificate of Incorporation, the Company may also issue preferred stock from time to time in one or more series. As of December 31, 2000, no such preferred stock had been issued.

    The Company's Certificate of Incorporation was further amended by the stockholders at the Company's 2000 Annual Meeting of Stockholders' on June 12, 2000, to increase the authorized number of shares of common stock of the Company from 100,000,000 shares, $0.0001 par value per share, to 500,000,000 shares, $0.0001 par value per share, and to increase the number of shares designated as Series B common stock from 89,864,836 to 489,864,836.

Initial Public Offering ("IPO")

    On March 8, 2000, we completed an IPO by selling 11.5 million shares of Series B common stock at a price of $15.81 per share, net of underwriting discount of $1.19 per share, resulting in proceeds to the Company of $181.1 million. The Company incurred approximately $1.9 million of costs associated with its IPO.

Private Placements

    March 8, 2000 private placement. On March 8, 2000, concurrent with the IPO, the Company completed four private placements (outlined below) by selling its Series B common stock at a price of $15.81, which was the IPO price net of the underwriting discount, resulting in aggregate proceeds to the Company of $91.5 million as follows:

                Private Placement            Shares Issued   Net Proceeds
                --------------------------   -------------   ------------
                Texas Pacific Group              3,162,555    $50,000,000
                SAIC Venture Capital Corp.       1,233,397     19,500,000
                Microsoft Corporation              759,013     12,000,000
                Lucent Technologies Inc.           632,511     10,000,000
                                             -------------   ------------
                  Total                          5,787,476    $91,500,000
                                             =============   ============

    Concurrent with this transaction, Microsoft received a five-year warrant to purchase 569,260 shares of Series B common stock, at a price of $21.25 per share (see "Note 13 - Warrants").

    February 10, 2000 equity transaction. Effective February 10, 2000, Enron North America Corp. ("ENA") and an affiliate of Enron Communications, Inc. ("Enron Communications") agreed to sell substantially all of their Series A and Series B common shares, as well as all but $3.0 million of their warrants to purchase shares of Series B common stock to Texas Pacific Group. The Series A shares converted to Series B shares upon transfer (see "Note 13 - Warrants").

    December 2, 1999 equity investment agreement. On December 2, 1999, the Company entered into an Equity Investment Agreement (the "Agreement") with one of the entities controlled by a majority shareholder (collectively "Sturm Entities" or individually "Sturm Entity"), for a $50.0 million equity commitment. The Agreement allowed the Company to require that the Sturm Entity purchase up to $50.0 million of Series B common stock priced at $7.50 per share. The Agreement expired on the closing of the Company's IPO. Additionally, if the cash, cash equivalents and marketable securities position of the Company was $20.0 million or less, the Company would have been deemed to have automatically exercised $25.0 million of the commitment. Pursuant to this provision, on February 10, 2000, the Company sold 3,333,333 shares of Series B common stock for $25.0 million and paid a $5.0 million commitment fee. Such commitment fee and related costs of approximately $270,000 were accounted for as a current liability and a permanent reduction of equity as of December 31, 1999.

    April 13, 1998 private placement. On April 13, 1998, the Company consummated a private placement of equity securities with the Sturm Entities and Enron Communications pursuant to the exercise of an existing option held by the Sturm Entities and Enron Communications. Pursuant to this option, the Company sold to each of the Sturm Entities and Enron Communications 3,333,333 shares of Series B common stock, resulting in aggregate offering proceeds totaling $18.8 million, net of offering commissions. In connection with this private placement, the Company also issued to each of the Sturm Entities and Enron Communications warrants to purchase an additional 3,333,333 shares of Series B common stock (see "Note 13 - Warrants").

    December 30, 1997 private placement. On December 30, 1997, the Company consummated a private placement of equity securities with the Sturm Entities and ENA. In connection with this placement, the Company issued 5,000,000 shares of Series A common stock to each of the Sturm Entities and ENA at an issue price of $3.00 per share. The Company also issued an aggregate of 135,164 shares of Series A common stock to noteholders upon the automatic conversion of certain notes pursuant to the terms thereof at a conversion price of $3.00 per share. Aggregate proceeds from this offering, exclusive of the conversion of the notes, totaled $26.5 million, net of offering commission fees paid in connection with the consummation of this equity placement. In connection with this private placement, the Company also issued to each of the Sturm Entities and ENA warrants to purchase 5,000,000 shares of Series B common stock; and to noteholders, warrants to purchase an aggregate of 135,164 shares of such Series B common stock (see "Note 13 - Warrants").

    January 31, 1997 private placement. On January 31, 1997, in connection with a private placement offering, the Company issued 2,600,000 shares of Series C preferred stock, consisting of 1,044,700 shares issued for cash proceeds totaling $4.5 million, net of placement agent commissions and related fees, and 1,555,300 shares issued through the retirement of certain convertible notes at $5.00 per share. In connection with this offering, the holders of Series C shares also received warrants for the purchase of 520,000 shares of Series B common stock (see "Note 13 - Warrants").

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

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The consolidated financial statements include the accounts of Verado Holdings, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash Equivalents

    The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company invests in high-grade, short-term investments that consist of money market instruments and commercial paper.

Marketable Securities

    Marketable securities consist principally of commercial paper with original maturities greater than three months but less than six months. The Company has classified its marketable securities as held-to-maturity as management has the intent and ability to hold those securities to maturity. Such securities are recorded at cost, which approximates fair value.

Concentration of Credit Risk

    The Company's financial instruments that are exposed to concentrations of credit risk consist principally of cash equivalents, marketable securities and accounts receivable. The Company places its short-term cash investments with high credit-quality financial institutions while commercial paper investments are placed with investment grade corporate issuers. The Company limits the amount of credit exposure in any one institution or type of investment instrument. Credit risk with respect to accounts receivable is minimized due to the diversification of the Company's customer base. Credit is extended based on an evaluation of the customer's financial condition and collateral in the form of cash deposits is obtained as deemed necessary. The Company maintains allowances for potential credit losses from such customers. Allowance for doubtful accounts for continuing operations was $1.3 million and $144,000 at December 31, 2000 and 1999, respectively. Allowance for doubtful accounts for discontinued operations was $2.9 million and $2.4 million at December 31, 2000 and 1999, respectively.

Property and Equipment

    Property and equipment is recorded at cost and depreciated using the straight-line method generally over the estimated useful lives of the assets. Costs capitalized in connection with the development of our data centers and communication networks include expenses associated with leasehold improvements, network infrastructure, computer and communications equipment, construction, capitalized labor and capitalized interest. Labor costs incurred to construct or make assets ready for their intended use are capitalized. Interest costs incurred during the period of time that internally constructed assets are substantially complete for their intended use are capitalized as part of acquiring such assets. Data centers are comprised of several different assets with varying useful lives, accordingly, depreciation is determined based on each asset's classification. Depreciation commences when the applicable data center or communications network becomes ready for its intended use. Certain of the Company's discontinued operations assets are held under capital leases. Assets held under capital leases are depreciated over the lesser of the term of the lease or the estimated useful life of the asset.

    The Company capitalizes certain costs of developing software for internal use in accordance with Statement of Position No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." Such costs generally include personnel and related costs incurred during the application and development stage of purchased software packages. In addition, the Company also capitalizes costs associated with purchased software. Such costs are amortized on a straight-line basis over the estimated useful lives of the assets, generally three years.

    The estimated useful lives of the Company's principal classes of assets are as follows:

    Data centers and related equipment........ 3-10 years or shorter of estimated useful life or lease
                                               term
    Furniture, fixtures, computer equipment
    and other................................. 3-7 years or shorter of estimated useful life or lease term

    The estimated useful lives of the discontinued operations' principal classes of assets are as follows:

    Network infrastructure.................... 20 years
    Telecommunications equipment.............. 7-10 years
    Furniture, fixtures, computer equipment
    and other................................. 3-7 years
    Leasehold improvements and central office. 20 years or shorter of estimated useful life or lease term

Goodwill and Intangibles

    Goodwill and intangibles consists substantially of goodwill associated with acquisitions completed since November 1998. All acquisitions are accounted for using the purchase method of accounting. Accordingly, the excess of total consideration, including cash, stock and any assumed liabilities, over the fair value of the assets and liabilities acquired is recorded as goodwill and is generally being amortized over a three year life, with the exception of Optec, Inc., doing business as FirstWorld Northwest, Inc. ("Optec"), which is being amortized over 10 years. Certain of the Company's acquisitions are now being accounted for as discontinued operations. The effects of the acquired businesses are included in the Company's consolidated financial statements from the respective dates of acquisition. Accumulated amortization for continuing operations was $5.8 million and $1.9 million at December 31, 2000 and 1999, repectively. Accumulated amortization for discontinued operations was $27.0 million and $10.8 million at December 31, 2000 and 1999, respectively. See further discussion in "Note 3 - Business Acquisitions" and "Note 16 - Discontinued Operations."

Long-Lived Assets

    The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. Assets of discontinued operations are carried at the lower of their carrying amount or fair value less costs to sell.

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

Revenue Recognition

    On December 6, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements. The Company adopted SAB 101 during the third quarter of 2000, which required that certain revenues and costs associated with customer contracts be deferred and amortized over the life of the anticipated customer relationship, typically the term of the related underlying contract. SAB 101 was required to be adopted effective January 1, 2000 by showing a cumulative catch-up adjustment. The cumulative effect of the application of SAB 101 for all periods as of December 31, 1999 was not material to the financial position, results of operations or cash flows of the Company for continuing operations or discontinued operations. The financial statements as of December 31, 2000 and for the periods presented reflect the impact of the implementation of SAB 101.

    Historically, the Company derived revenue from four primary sources: Data centers, Internet services, Web integration and Communication services.

    Revenue from Continuing Operations

    Data center revenue was generated primarily by providing colocation (including space, power and Internet access), dedicated servers (including hardware, software and certain administrative services), managed services (including, administrative services, security services, monitoring and reporting services, database and application platforms) and professional services. Implementation of SAB 101 has resulted in the deferral of certain non-recurring revenue primarily related to installation of equipment and other set-up charges. Certain costs associated with such revenue have also been deferred. Such revenue and costs are amortized over the expected customer relationship period. Amounts billed relating to future periods are recorded as deferred revenue and are recognized in revenue when services are rendered.

    Revenue from Discontinued Operations

    Internet services revenue was derived from providing high-speed Internet access, such as dedicated access and digital subscriber lines ("DSL"), Web hosting services, related equipment sales and dial-up access. Revenue for recurring Internet services is recognized when the service is provided. Implementation of SAB 101 has resulted in the deferral of certain non-recurring revenue primarily related to installation of Internet access. Certain costs associated with such revenue have also been deferred. Such revenue and costs are amortized over the expected customer relationship period. Amounts billed relating to future periods are recorded as deferred revenue and recognized in revenue when services are rendered. Internet services revenue was primarily associated with the Internet Services business segment, the operations of which were discontinued. See "Note 16 - Discontinued Operations."

    Web integration revenue was derived from network consulting, design, integration and equipment sales. Revenue was recognized under the percentage-of-completion method of accounting based upon the ratio that costs incurred bear to the total estimated cost for each contract. Implementation of SAB 101 did not have an impact on Web integration and consulting services revenue. Web integration and consulting services revenue was primarily associated with the Web Integration business segment, the operations of which were discontinued. See "Note 16 - Discontinued Operations."

    Communications revenue was generated primarily from local and long distance telephony services, although it also includes certain Internet service and Web integration operations. The Company generates telephony services revenue by replacing the basic telephony services currently provided by incumbent local exchange carriers, inter exchange carriers and competitive local exchange carriers, including local, long distance and other telephony services. Recurring revenue was recognized in the month telephony services were provided. Amounts billed relating to future periods are recorded as deferred revenue and are recognized in revenue when services are rendered. Implementation of SAB 101 has resulted in the deferral of certain non-recurring revenue primarily related to installation of communication services. Certain costs associated with such revenue have also been deferred. Such revenue and costs are amortized over the expected customer relationship period. Communications services revenue was primarily associated with the Communications business segment, the operations of which were discontinued. See "Note 16 - Discontinued Operations."

    As of December 31, 2000, deferred costs related to continuing and discontinued operations included in "Prepaid Expenses and Other" totaled approximately $397,000 and $624,000, respectively. Additionally, as of December 31, 2000, deferred revenue related to discontinued operations, included in "Net Assets Held for Disposition" was approximately $3.9 million.

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

Income Taxes

    Current income tax expense was the amount of income taxes expected to be payable for the current year. A deferred tax asset or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be "more likely than not" realized in future tax returns. Tax rate changes are reflected in the statement of operations in the period such changes are enacted.

Loss per share of common stock

    Basic loss per share was computed using the weighted average number of common shares outstanding during the period. Diluted loss per share was determined in the same manner as basic earnings per share except that the number of shares was increased assuming exercise of dilutive stock options and warrants using the treasury stock method. The computation of earnings per share did not assume conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on earnings per share. Since the Company has incurred only net losses, the inclusion of any stock options or warrants in the calculation of loss per share would be anti-dilutive. Excluded options and warrants were as follows:

                                                        Warrants and Other
                                           Options            Rights
                                        -------------   ------------------
                                                   (in thousands)
Year ended December 31, 2000...........      2,100             14,683
Year ended December 31, 1999...........      1,277             25,049
Three Months ended December 31, 1999...        151             25,188
Year Ended September 30, 1998..........      2,033             25,488

Reclassifications

    Certain prior period amounts have been reclassified to conform to the 2000 basis of presentation.

Recent Accounting Pronouncements

    In June 1998 and June 1999 respectively, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB No. 133" ("SFAS No. 137"). The Company is required to adopt SFAS No. 133 and SFAS No. 137 in the year ended December 31, 2001. These pronouncements establish methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. To date, the Company has not entered into any derivative financial instruments or hedging activities.

NOTE 3--BUSINESS ACQUISITIONS

Oregon Operations

    On November 24, 1998, in a series of transactions, the Company acquired long-haul network rights, Optec and Oregon fiber optic rights from Enron Communications. As consideration for the acquisition, Verado paid $18.3 million in cash and repaid $4.0 million of Optec's outstanding debt. The Company assigned values of $11.1 million, $9.2 million and $2.0 million to the long-haul network rights, Optec and the Oregon fiber optic rights, respectively.

    The long-haul rights were rights to use fiber optic cable in parts of Oregon and rights to OC3 level capacity to connect up to 15 cities on a nationwide long-haul network being developed by Enron Communications. On May 23, 2000, the Company placed into service an OC3 connection between Salt Lake City and Portland. Long-haul rights placed into service are included in Goodwill and Intangibles in the accompanying financial statements. Subsequent to December 31, 2000, the Company received consideration of $5.0 million from Enron to terminate the Data Transport Capacity Agreement, including the OC3 connection already in service. Accordingly, the long-haul rights were written-down to their fair value at December 31, 2000.

    On June 1, 2000, the Company sold certain of the Oregon fiber optic rights for approximately $7.2 million resulting in a $5.5 million gain.

    Optec is a company with operations primarily in Oregon and Washington that provides Web integration services to businesses. During the third quarter of 2000, the Company completed evaluations of its business segments and available capital and decided to focus on its Data Center business segment, and as a result decided to sell or otherwise dispose of Optec, which comprises the Web Integration business segment. The Company has entered into an agreement with a buyer for the Web Integration segment and subject to certain contingencies anticipates that this transaction will close during the second quarter of 2001. There can be no assurance that this transaction will be completed in this time frame or at all. See further discussion in "Note 16 - Discontinued Operations."

Intelenet

    On July 14, 1999, the Company purchased all of the outstanding capital stock of Intelenet Communications, Inc. ("Intelenet"), an Internet service company providing advanced connectivity, data center services and networking consulting in Southern California. The purchase price consisted of approximately $16.0 million in cash and 875,000 shares of Verado's Series B common stock. In order to determine the total consideration paid, the Company assigned a value, based on a valuation performed by an independent third party, of $6.00 per share to the Series B common stock. This resulted in total consideration of approximately $21.3 million. Approximately $20.2 million was recorded as goodwill and is being amortized on a straight-line basis over three years.

    During the third quarter of 2000, the Company completed evaluations of its business segments and available capital and decided to focus on its Data Center business segment, and as a result; decided to sell or otherwise dispose of the Internet Services customers associated with the Company's Intelenet acquisition. See "Note 16 - Discontinued Operations."

Other

    We made a decision in the fourth quarter of 1998 to expand our services and emphasize Internet and data services and expand our market footprint. As a result of this decision, beginning in January 1999, we acquired Slip.Net, Inc.; Sirius Solutions, Inc.; Hypercon, Inc.; Internet Express, LLC; inQuo, Inc.; Oregon Professional Services, Inc., d/b/a Transport Logic; Intelenet and the customer base of FastLane Communications, Inc. These Internet companies are regarded as the Internet Services business segment, with the exception of Intelenet's Data Center segment.

    During the third quarter of 2000, the Company completed an evaluation of its business segments and available capital and decided to focus on its Data Center business segment and as a result, decided to sell or otherwise dispose of the Internet Services business segment. In January 2001, the Company entered into an agreement to sell certain of the assets associated with the Internet Services business segment. It is anticipated that this transaction will be completed during the second quarter of 2001, although no assurance can be given that the sale will be completed as scheduled or at all. See "Note 16 -Discontinued Operations."

Pro Forma Acquisition Information (Unaudited)

    Pro forma acquisition information represents unaudited results of operations of the Company as if the Intelenet acquisition had occurred on January 1, 1999. Certain of the operations of Intelenet's Internet services and the operations of all other acquisitions that occurred in 1999 are reflected in discontinued operations. See further discussion in "Note 16 - Discontinued Operations." For the year ended December 31, 1999, revenue, net loss and net loss per common share associated with continuing operations would have been $4.0 million, $108.4 million and $(3.90) per common share, respectively.

    These pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place as of January 1, 1999, nor are they indicative of the results of future operations and should not be relied upon to so indicate.

NOTE 4--IMPAIRMENT OF LONG-LIVED ASSETS

    The impairment of long-lived assets relates to: (i) the $5.9 million write-down of the network long-haul rights based on consideration received subsequent to December 31, 2000 from Enron to terminate the Data Transport Capacity Agreement between the Company and Enron; (ii) the $1.9 million write-down of credits related to equipment returned to a certain vendor for which the Company had no use; (iii) the write-off of $1.5 million of the value assigned to a joint marketing agreement between the Company and Microsoft Corporation as a result of the termination of such agreement; and (iv) the write-off of $729,000 of unrecoverable costs related to the termination of the development of a data center in San Francisco. Subsequent to December 31, 2000, the Company received consideration of $5.0 million from Enron to terminate the Data Transport Capacity Agreement, including the OC3 connection already in service.

NOTE 5--SUPPLEMENTAL CASH FLOW INFORMATION

                                                         Year Ended               Three Months
                                                -----------------------------        Ended          Year Ended
                                                December 31,     December 31,     December 31,     September 30,
                                                   2000             1999             1998              1998
                                                ------------     ------------     ------------     -------------
                                                                         (in thousands)
Cash paid during the period for interest......  $      1,328     $        943     $        110     $       1,293
Non-cash transactions:
  Property and equipment purchased under
    capitalized leases........................            --               --               --                45
  Series B common stock issued in-lieu of
    bonuses...................................           195               --               --                --
  Warrants issued in conjunction with private
    placements........................                 2,401               --               --                --
  Conversion of convertible bridge notes
    into Series A common stock and
    related warrants .........................            --               --               --               405
  Issuance of note payable to vendor for up-
    front service fees........................            --               --               --               150
  Vendor financing for asset purchase .......             --            1,599               --                --
  Charge associated with equity
    investment...............................             --            5,270               --                --

    The Company's statements of cash flows for each of the years ended December 31, 2000 and 1999, the three months ended December 31, 1998 and the year ended September 30, 1998 have been adjusted to remove accruals associated with capital expenditures.

NOTE 6--PROPERTY AND EQUIPMENT

    Property and equipment, including assets under capital lease, consists of the following:

                                                                  December 31,      December 31,
                                                                      2000              1999
                                                                  ------------      ------------
                                                                          (in thousands)
    Data centers and related equipment..........................  $    103,738      $     13,868
    Furniture, fixtures, computer equipment and other...........        13,141             9,116
    Construction in progress....................................         1,881            12,483
                                                                  ------------      ------------
                                                                       118,760            35,467
    Accumulated depreciation....................................       (12,441)           (1,046)
                                                                  ------------      ------------
    Property and equipment, net continuing operations...........       106,319            34,421
    Property and equipment, net discontinued operations ("Note
      16 - Discontinued Operations")............................            --            88,740
                                                                  ------------      ------------
                                                                  $    106,319      $    123,161
                                                                  ============      ============

    The following is a summary of property and equipment acquired under capital leases, included in the above:

                                                                        December 31,     December 31,
                                                                            2000            1999
                                                                        -----------      -----------
                                                                               (in thousands)
    Furniture, fixtures, computer equipment and other.................  $        --      $       326
    Accumulated depreciation..........................................           --             (141)
                                                                        -----------      -----------
    Property and equipment under capital lease, net continuing
    operations........................................................           --              185
    Property and equipment under capital lease, net
    discontinued operations ("Note 16 - Discontinued Operations").....           --            6,871
                                                                        -----------      -----------
                                                                        $        --      $     7,056
                                                                        ===========      ===========

    Depreciation expense and capitalized interest costs were as follows:

                                                 Year Ended             Three Months
                                        ---------------------------        Ended         Year Ended
                                        December 31,    December 31,    December 31,    September 30,
                                           2000            1999             1998            1998
                                        -----------     -----------     ------------    ------------
                                                               (in thousands)
Depreciation expense...............     $    11,772     $     2,115     $        231    $        257
                                        ===========     ===========     ============    ============
Capitalized interest costs.........     $     1,497     $       321     $         37    $         45
                                        ===========     ===========     ============    ============

NOTE 7--DEBT

    Long-term debt consists of the following:

                                                                        December 31,    December 31,
                                                                           2000            1999
                                                                        -----------     -----------
                                                                               (in thousands)
    13% Senior Notes, net of unamortized discount
       totaling $134.6 million at December 31, 2000
       and $176.0 million at December 31, 1999...................       $   335,372     $   293,962
    Other........................................................                --              72
                                                                        -----------     -----------
                                                                        $   335,372     $   294,034
                                                                        ===========     ===========

    The Company's not required to make any principal payments on its Senior Notes (as defined below) until they mature in April 2008, at which time a $470.0 million payment will be due. As of December 31, 2000, our unamortized discount was $134.6 million resulting in a $335.4 million carrying value with regard to our senior notes. The other $72,000 of long-term debt outstanding at December 31, 1999, was related to our discontinued operations and is reflected therein. See "Note 16 -- Discontinued Operations."

Senior Notes

    On April 13, 1998, the Company completed an offering of debt securities pursuant to Rule 144A under the Securities Act of 1933, as amended, for gross proceeds of $250.2 million (the "Senior Notes Debt Offering"). In the Senior Notes Debt Offering, the Company sold 470,000 units consisting of 13% Senior Discount Notes due 2008 (the "Senior Notes") and warrants to purchase an aggregate of 3,713,094 shares of the Company's Series B common stock (see "Note 13 - Warrants"). The Company allocated $235.2 million of the proceeds to the Senior Notes and $15.0 million to the warrants, representing their estimated fair value at the date of issuance as determined using an independent valuation.

    The Senior Notes will accrete, for accounting purposes, in value through April 15, 2008 at a rate of 13% per annum, compounded semi-annually, at which time $470.0 million in aggregate principal amount at maturity will be outstanding. Under the indenture related to the senior notes, the notes accrete at a more rapid rate such that the notes reach $470.0 million in principal amount by April 15, 2003. Cash interest will neither accrue nor be payable prior to April 15, 2003. Thereafter, cash interest on the Senior Notes will accrue and will be payable semi-annually in arrears on each April 15 and October 15, commencing October 15, 2003, at a rate of 13% per annum. The Company is not required to make mandatory redemption or sinking fund payments with respect to the Senior Notes prior to maturity. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2003, at a premium declining to par on April 15, 2006, plus accrued and unpaid interest through the date of redemption. In the event of a change in control, as defined in the indenture governing the Senior Notes, the holders of the Senior Notes will have the right to require the Company to purchase their Senior Notes in an amount equal to 101% of the aggregate principal amount at maturity or accreted value thereof, as applicable, plus accrued and unpaid interest to the date of purchase.

    The indenture pursuant to which the Senior Notes are issued contains certain covenants which, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, issue stock in subsidiaries, pay dividends or make other distributions, engage in sale and leaseback transactions, create certain liens, enter into certain transactions with affiliates, sell assets of the Company and its subsidiaries, and enter into certain mergers and consolidations. The Company was in compliance with such covenants at December 31, 2000 and 1999.

    As the Company has previously disclosed, depending on market conditions and other factors, including the Company's need for cash and the price of the Senior Notes in the market, it may from time to time purchase some of the outstanding Senior Notes. Beginning in February 2001, through March 28, 2001, the Company has expended approximately $11.2 million to purchase Senior Notes. As a result of these purchases, the Company will recognize an extraordinary gain of approximately $31.5 million, net of the accelerated recognition of related deferred financing costs of approximately $800,000, during the quarter ended March 31, 2001. The Company anticipates also as a result of these purchases, that interest expense for accounting purposes will result in an aggregate savings of $57.2 million through April 2008, the maturity of the senior notes.

NOTE 8--COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments

    The Company leases its office space, certain network access facilities and fiber transport and automobiles under noncancelable operating lease arrangements which expire on varying dates through March 2014. Rent payments under noncancelable operating leases totaled $2.2 million, $1.1 million, $256,000 and $362,000 during the years ended December 31, 2000 and 1999, the three months ended December 31, 1998 and the year ended September 30, 1998, respectively.

    As of December 31, 2000, the data center and corporate operations did not have any capital lease obligations. Listed below are the data center and corporate operations future minimum payments under noncancelable operating leases for each of the years ending December 31:

                                                                     Operating
                                                                      Leases
                                                                     ---------
                                                                  (in thousands)
        2001....................................................     $  5,237
        2002....................................................        4,455
        2003....................................................        3,235
        2004....................................................        3,143
        2005....................................................        3,081
        Thereafter..............................................       14,301
                                                                     --------
        Total minimum lease payments............................     $ 33,452
                                                                     ========

Employment Agreements

    During the year ended December 31, 2000, the Company had three Chief Executive Officers: J. Thomas McGrath ("CEO"), Donald L. Sturm, who owns approximately 25% of the Company's common stock and serves as Chairman of Verado's Board of Directors, and who served as interim President and CEO and Sheldon S. Ohringer ("Former CEO"). Mr. Sturm did not receive any remuneration for his services.

    The Company has entered into employment agreements with key executive officers ("Key Officers"), its CEO and its Former CEO. See further discussion of the Former CEO's contract below. In general, the employment agreements for the Key Officers and the CEO, provide for annual salaries and eligibility for a bonus based on a certain percentage of each Key Officers' annual salary. In certain instances the employment agreements also provide for cash payments of up to $500,000 for signing bonuses, reimbursement for relocation or to compensate an executive for certain benefits that would have been received from previous employers. In addition, under these employment agreements, options to acquire a certain number of shares of the Company's Series B common stock are typically granted to the executive. If the Company terminates any Key Officers' employment during the term of his employment agreement without cause or the executive terminates employment for good reason the executive would generally be entitled to receive a severance payment. The Company paid Key Officers $1.7 million and $1.0 million in compensation under these agreements during 2000 and 1999, respectively. Pursuant to the terms of these employment agreements, it is anticipated that the Company would pay $1.4 million for the year ended December 31, 2001. However, actual amounts paid during 2001 may be higher as each Key Officer is eligible to receive a bonus as determined under the Bonus Plans (see "Note 14 - Employee Benefit Plans").

    On July 3, 2000, Sheldon S. Ohringer resigned as President and Chief Executive Officer and resigned all of his positions on the Company's Board of Directors and Board Committees. On July 10, 2000, approximately $1.4 million of compensation was paid to the Former CEO pursuant to the terms of his employment agreement and Separation and Settlement Agreement. In addition, during the year ended December 31, 2000, the Company paid certain amounts to the Former CEO as a result of the closing of its IPO. First, due to the closing of an IPO with gross proceeds of at least $20.0 million and a price of at least $10.00 per share prior to April 1, 2000, the former CEO was paid a $1.1 million cash bonus in March 2000. Also, in accordance with his employment agreement, upon completion of our IPO at a price of at least $12.50 per share prior to April 1, 2000, the former CEO was paid an additional $8.5 million cash bonus on July 10, 2000.

Other Commitments

    The Company is party to a three year contract commencing July 7, 1999 with a long distance carrier pursuant to which the Company is committed to minimum service fees. Such minimum fees aggregate $2.8 million and $1.8 million during the years ending December 31, 2001 and 2002, respectively.

    Subsequent to December 31, 2000, the Company has also entered into Internet protocol network contracts with two carriers, pursuant to which the Company is committed to minimum service fees upon the installation of any circuit ordered under said contracts. The Company has ordered a total of 15 circuits from the two carriers (seven from one carrier, eight from the other), and the minimum service fees for all circuits total approximately $437,000 per month. All circuits ordered carry a three-year term. The minimum service fee associated with each circuit commences upon installation.

    Subsequent to December 31, 2000, Verado entered into a financing agreement to fund approximately $13.0 million of equipment purchases and required maintenance with one of its vendors. The agreement bears interest at the rate of 12% per annum with monthly payments for 24 months. During the first quarter of 2001, the Company began purchasing equipment pursuant to this agreement.

    The Company entered into separate management consulting service agreements with one of the Sturm Entities and ENA whereby such parties provided general management consulting services to the Company for a period of three years commencing January 1, 1998. Pursuant to such agreements, as amended, the Company was required to pay to the related parties aggregate consulting fees totaling $1.0 million per annum. Concurrent with ENA's sale of all of its Series A and Series B common shares, as well as all but three million of their warrants to purchase shares of Series B common stock to Texas Pacific Group on February 10, 2000, this consulting services agreement was terminated. Related party consulting fees recorded by the Company as part of selling, general and administrative expenses during the years ended December 31, 2000 and 1999, the three months ended December 31, 1998 and the year ended September 30, 1998 totaled $600,000, $1.0 million, $250,000 and $840,000, respectively. The consulting service agreement with a Sturm Entity expired on December 30, 2000 and was not renewed; no payments are anticipated during 2001.

NOTE 9--FINANCIAL INSTRUMENTS

    The estimated fair values of the Company's financial instruments have been determined by the Company using available market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus the estimates provided herein are not necessarily indicative of the amount that the

Company could realize upon the sale or refinancing of such financial instruments. Carrying value for cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximates fair value due to their short-term nature. At December 31, 2000, the fair value and the carrying value of the long-term debt, net of discount, was approximately $51.7 million and $335.4 million, respectively. The fair value of the long-term debt represents the quoted high-yield market bid price multiplied by the number of outstanding bonds at December 29, 2000.

NOTE 10--MAJOR CUSTOMER

    The Company earned revenue from a certain customer, or its affiliates, was approximately $1.4 million (17%) and $276,000 (18%) of revenue from continuing operations for the years ended December 31, 2000 and 1999, respectively. In addition, revenue from this same customer was approximately $644,000 and $8,000 of revenue from discontinued operations for the years ended December 31, 2000 and 1999 respectively, which is less than 10% of revenue from discontinued operations for both years. The accounts receivable balance of $609,000 and $128,000, respectively, for this customer at December 31, 2000 and 1999 related to our continuing operations. We do not expect any single customer to represent more than 10% of revenue from continuing operations for the year ended December 31, 2001.

NOTE 11--INCOME TAXES

    No current or prior year tax provisions have been provided since the Company has significant net operating losses. Deferred tax assets (liabilities) are comprised of the following:

                                                             December 31,       December 31,
                                                                 2000               1999
                                                             ------------       ------------
                                                                   (in thousands)
Current:
    Accrued liabilities....................................  $      4,633       $      1,576
Non-current:
    Net operating loss carryforwards.......................        83,412             40,795
    Interest ..............................................        34,297             19,855
    Depreciation and amortization..........................        (5,689)            (7,157)
    Asset impairment.......................................        34,194                 --
    Loss on sale of segment................................        12,634                 --
                                                             ------------       ------------
                                                                  163,481             55,069
    Valuation allowance....................................      (163,481)           (55,069)
                                                             ------------       ------------
    Deferred tax assets (liabilities), net.................  $         --       $         --
                                                             ============       ============

    Based upon the Company's lack of prior earnings history and evaluation of other available evidence, management has recorded a full valuation allowance against the benefit of deferred tax assets.

    As of December 31, 2000, the Company has federal and state net operating loss carryforwards of approximately $225.3 million and $155.6 million, respectively. Federal losses expire beginning in 2008 and state losses began to expire in 2000. As a result of a change in ownership, as defined in the Internal Revenue Code, which occurred on March 7, 2000 and December 31, 1997, the Company's utilization of approximately $115.0 million and $13.0 million of the net operating loss carryforwards are subject to annual limitations of approximately $20.0 million and $878,000, respectively for both federal and state tax purposes. If the Company is able to recognize certain built-in gains in the future the annual utilization rate of the net operating losses would be increased. If the Company were to realize certain built-in losses they would be subject to the annual utilization limitation when recognized. Additional changes in the Company's equity may further limit the utilization of net operating losses.

    A reconciliation of the income tax benefit computed using the U.S. federal statutory rate and the Company's effective tax rate follows:

                                                         Year Ended             Three Months
                                                ----------------------------       Ended         Year Ended
                                                December 31,    December 31,    December 31,    September 30,
                                                    2000            1999            1998            1998
                                                ------------    ------------    ------------    ------------
                                                         (in thousands)
Computed expected federal tax benefit.........  $    (41,242)   $    (37,316)   $     (6,028)   $    (11,341)
State income taxes, net of federal benefit....        (3,176)         (2,629)           (591)         (1,069)
Increase in valuation allowance...............        39,416          33,947           6,121          10,306
Section 382 net operating loss limitations....            --              --              --           1,457
Permanent differences.........................         4,985           6,887             521             693
Net operating loss carryforwards from
  subsidiaries................................            --            (277)           (113)             --
Deferred tax rate change to 35%...............            --            (648)           --                --
Other.........................................            17              36              90             (46)
                                                ------------    ------------    ------------    ------------
                                                $         --    $         --    $         --    $         --
                                                ============    ============    ============    ============

NOTE 12 - BUSINESS SEGMENTS

    The Company operates in the United States of America and conducts operations through its Data Center segment. The Company previously operated four segments:
Data Center, Internet Services, Web Integration and Communications; however, effective September 1, 2000, the Internet Services, Web Integration and Communications segments are being accounted for as discontinued operations. See further discussion in "Note 16 - Discontinued Operations."

    Data Center. The Company's Data Center segment represents services such as managed services, dedicated servers, colocation and professional services. As of December 31, 2000, we were operating nine data centers totaling approximately 245,000 gross square feet. Typically, selling, general and administrative expenses shown in this segment represent specifically identifiable direct costs. These costs include, among other items, office rent and certain sales and support staff housed in the various locations. Also included are indirect costs, including but not limited to, certain employee benefit and business insurance allocations.

    Corporate. The Corporate information represents direct and indirect costs incurred by the corporate headquarters. The Company currently allocates these costs to the Data Center segment only on a limited basis. Selling, general and administrative expenses presented for Corporate includes, among other items, costs related to selling, customer care, provisioning, billing and collections, information technology, general management and overhead and other administrative expenses. All inter-segment transactions have been eliminated.

                                                               Year Ended                               Year Ended
                                                            December 31, 2000                        December 31, 1999
                                                --------------------------------------    --------------------------------------
                                                  Data                                      Data
                                                 Centers      Corporate       Total        Centers      Corporate       Total
                                                ----------    ----------    ----------    ----------    ----------    ----------
                                                                                 (in thousands)
Revenue ......................................  $    8,189    $       --    $    8,189    $    1,582    $       --    $    1,582
Gross margin .................................      (2,197)           --        (2,197)          546            --           546
Selling, general & administrative expenses....      28,772        37,893        66,665         1,331        24,812        26,143
Depreciation and amortization ................      13,031         2,680        15,711         2,110         1,935         4,045
Impairment of long-lived assets...............         729         9,239         9,968            --            --            --
Gain on sale of assets........................          --         5,501         5,501            --            --            --
Interest income...............................          --        11,763        11,763            --         6,942         6,942
Interest expense..............................          32        40,527        40,559             8        36,457        36,465
                                                ----------    ----------    ----------    ----------    ----------    ----------
Loss from continuing operations...............  $  (44,761)   $  (73,075)   $ (117,836)   $   (2,903)   $  (56,262)   $  (59,165)
                                                ==========    ==========    ==========    ==========    ==========    ==========
Total assets..................................  $  107,560    $  168,256    $  275,816    $   23,697    $  238,086    $  261,783
                                                ==========    ==========    ==========    ==========    ==========    ==========

                                                           Three Months Ended                      Year Ended
                                                           December 31, 1998                   September 30, 1998
                                                -----------------------------------   -----------------------------------
                                                  Data                                  Data
                                                 Centers     Corporate      Total      Centers     Corporate      Total
                                                ---------   -----------   ---------   ---------   -----------   ---------
                                                                            (in thousands)
Revenue .............................           $      --   $        --   $      --   $      --   $        --   $      --
Gross margin ........................                  --            --          --          --            --          --
Selling, general & administrative expenses....         --         7,093       7,093          --         9,449       9,449
Depreciation and amortization .......                  --           234         234          --           257         257
Interest income......................                  --         3,227       3,227          --         6,749       6,749
Interest expense.....................                  --         8,387       8,387          --        16,176      16,176
                                                ---------   -----------   ---------   ---------   -----------   ---------
Loss from continuing operations......           $      --   $    12,487   $  12,487   $      --   $    19,133   $  19,133
                                                =========   ===========   =========   =========   ===========   =========
Total assets.........................           $      --   $   228,096   $ 228,096   $      --   $   253,698   $ 253,698
                                                =========   ===========   =========   =========   ===========   =========

NOTE 13--WARRANTS

    The following table summarizes information about non-employee warrants, exercisable into Series B common stock, outstanding at December 31, 2000:

                                                              Outstanding and Exercisable
                                                        -------------------------------------
                                                          Number of
                                                        Shares as of       Weighted-Average
                                                        December 31,    Remaining Contractual
                      Exercise Prices                       2000             Life (years)
        ---------------------------------------------   ------------    ---------------------
        $  .01.......................................      2,676,056             7.3
        $ 1.80.......................................      2,110,140             1.1
        $ 3.00.......................................     16,768,497             4.0
        $ 3.53.......................................        700,000             1.1
        $ 5.00.......................................        253,118             1.2
        $ 6.00.......................................        134,689             1.8
        $21.25.......................................        569,260             4.3
                                                        ------------
                                                          23,211,760             3.0
                                                        ============

    The fair values of the warrants discussed below were determined at their time of grant via application of the Black-Scholes option pricing model, and with respect to those warrants issued in connection with the Senior Notes Debt Offering, based on an independent valuation.

    $.01 Warrants

    In connection with the Senior Notes Debt Offering, which was consummated on April 13, 1998, the Company issued to the initial purchasers of the Senior Notes warrants to purchase shares of Series B common stock at an exercise price of $0.01 per share. Each of the 470,000 warrants are exercisable into approximately
7.9 shares of Series B common stock, resulting in potentially 3,713,094 shares of stock being issued. Such warrants contain customary adjustments to protect against dilution, as well as certain additional anti-dilutive adjustments as defined in the warrant agreement. During 2000, 131,268 of these warrants were exercised. As a result, the Company issued approximately 1.0 million shares of Series B common stock and received approximately $1,300 in proceeds. These warrants expire in April 2008.

    $1.80 Warrants

    During January 1997, the Company issued a warrant for the purchase of 800,000 shares of common stock to the Sturm Entities for cash proceeds totaling $200,000, which warrant has a term of five years. As issued, the original warrant agreement contained a complex anti-dilution provision pursuant to which the number of underlying common shares and exercise price per common share would have been adjusted based upon the occurrence of certain future events, as defined in the warrant agreement. On December 30, 1997, the warrant agreement was amended whereby the number of shares purchasable under the warrant was set at 2,110,140 shares of Series B common stock with an exercise price of $1.80 per share. This warrant, as amended, remains subject to certain customary adjustments to protect against dilution. As of December 31, 2000, no shares have been issued pursuant to this warrant.

    $3.00 Warrants

    In connection with the April 13, 1998 private placement of Series B common stock, the Company issued warrants for the purchase of 6,666,666 shares of Series B common stock to the investors therein. Such warrants were issued with an exercise price of $3.00 per share, contain customary adjustments to protect against dilution, and may be exercised at any time prior to the first to occur of (i) April 13, 2005; (ii) the merger of the Company with or into another entity in which the shareholders of the Company immediately prior to the merger own less than 50% of the voting securities of the surviving entity immediately following the merger; and (iii) the sale by the Company of all or substantially all of its assets. As of December 31, 2000, no shares have been issued pursuant to this warrant.

    In connection with the December 30, 1997 private placement of Series A common stock, the Company issued warrants for the purchase of 10,135,164 shares of Series B common stock to the investors therein. Such warrants were issued with an exercise price of $3.00 per share, contain customary adjustments to protect against dilution, and may be exercised at any time prior to the first to occur of (i) December 30, 2004; (ii) the merger of the Company with or into another entity in which the shareholders of the Company immediately prior to the merger own less than 50% of the voting securities of the surviving entity immediately following the merger; and (iii) the sale by the Company of all or substantially all of its assets. On March 29, 2000 33,333 warrants were exercised and the Company received approximately $100,000 in proceeds.

    $3.53 Warrants

    In connection with a private placement of Series C preferred stock in January 1997, the Company issued warrants for the purchase of 520,000 shares of common stock to the investors. Such warrants were issued with an exercise price of $5.00 per share, a term of five years, and contain customary adjustments to protect against dilution, as well as certain additional anti-dilutive adjustments as defined in the warrant agreements. As a result of the capital transactions which occurred on December 30, 1997 and April 13, 1998, such warrants are currently exercisable into 736,564 shares of Series B common stock at an exercise price of $3.53 per share. During 2000, 36,564 of these warrants were exercised and 700,000 remain outstanding.

    $5.00 Warrants

    In connection with the private placement of Series A common stock referred to above, the Company also issued to certain financial advisors warrants to purchase 30,000 shares of Series B common stock at an exercise price of $5.00, all of which have terms of five years and contain customary adjustments to protect against dilution. As of December 31, 2000, all of these warrants remain outstanding.

    During January 1997, the Company issued to certain legal service providers warrants to purchase 5,000 shares of common stock at an exercise price of $5.00. Such warrants have terms of five years and contain customary adjustments to protect against dilution. As a result of the equity recapitalization which occurred on December 30, 1997, these warrants are currently exercisable into shares of Series B common stock. As of December 31, 2000, all of these warrants remain outstanding.

    In connection with the private placement of Series C preferred stock referred to above, during January 1997 the Company also issued to certain financial advisors warrants to purchase 218,118 shares of common stock at an exercise price of $5.00, which have terms of five years and contain customary adjustments to protect against dilution. As a result of the equity recapitalization which occurred on December 30, 1997, the outstanding warrants are currently exercisable into shares of Series B common stock. As of December 31, 2000, all of these warrants remain outstanding.

    $6.00 Warrants

    In connection with the private placement of Series A common stock referred to above, the Company also issued to certain financial advisors warrants to purchase 17,500 shares of Series B common stock at an exercise price of $6.00, all of which have terms of five years and contain customary adjustments to protect against dilution. As of December 31, 2000, all of these warrants remain outstanding.

    During January 1997, the Company issued warrants to purchase 83,400 shares of common stock to certain financial advisors, which warrants have an exercise price of $6.00 and a term of five years. As a result of the equity recapitalization which occurred on December 30, 1997, these warrants are currently exercisable into shares of Series B common stock. As of December 31, 2000, all of these warrants remain outstanding.

    During July 1997, warrants to purchase 33,789 shares of common stock were issued to the note holders. Such warrants, which expire in July 2002, have an exercise price of $6.00 per share and contain customary adjustments to protect against dilution. As a result of the equity recapitalization which occurred on December 30, 1997, these warrants are currently exercisable into shares of Series B common stock. As of December 31, 2000, all of these warrants remain outstanding.

    $21.25 Warrant

    Concurrent with our IPO, Microsoft Corporation received a five-year warrant to purchase 569,260 shares of Series B common stock at a price of $21.25 per share. As of December 31, 2000, this warrant remains outstanding.

    Warrants - Other

    During January 1997, the Company issued to certain legal service providers warrants to purchase 19,000 shares of common stock at an exercise price of $.50. Such warrants had terms of five years and contained customary adjustments to protect against dilution. As a result of the equity recapitalization which occurred on December 30, 1997, these warrants became exercisable into shares of Series B common stock. On February 25, 2000, all such warrants were exercised and the Company received approximately $10,000 in proceeds. Also during January 1997, the Company issued to a lender warrants to purchase 800,000 shares of common stock. These warrants were issued with an exercise price of $6.00 per share, a term of five years, and contained customary adjustments to protect against dilution, as well as certain additional anti-dilutive adjustments as defined in the warrant agreement. As a result of the capital transaction and the equity recapitalization which occurred on December 30, 1997, these warrants became exercisable into 800,000 shares of Series B common stock at an exercise price of $3.00 per share. On March 8, 2000, all of these warrants were exercised by Foothill Capital and the Company received approximately $2.4 million in proceeds.

    In connection with the private placement of Series C preferred stock referred to above, during January 1997 the Company also issued to certain financial advisors warrants to purchase 15,000 shares of common stock at an exercise price of $.50, which had terms of five years and contained customary adjustments to protect against dilution. During March 1997, 5,000 of the $.50 warrants were exercised for proceeds totaling $2,500. On March 1, 2000, the remaining 10,000 warrants were exercised and the Company received approximately $5,000 in proceeds.

    During August 1997, the Company issued a lender warrants to purchase 300,000 shares of common stock. Such warrants were issued with an exercise price of $6.00 per share, a term of seven years, and contained customary adjustments to protect against dilution, as well as certain additional anti-dilutive adjustments as defined in the warrant agreements. As a result of the capital transaction and the equity recapitalization which occurred on December 30, 1997 and the capital transaction occurring on April 13, 1998, these warrants were exercisable into 470,092 shares of Series B common stock at an exercise price of $3.83 per share. On February 3, 2000, all such warrants were exercised and the Company received approximately $1.8 million in proceeds.

    As a result of the equity recapitalization which occurred on December 30, 1997, outstanding warrants to purchase 139,494 shares of Series B preferred stock and 122,828 and 16,666 warrants issued during April 1994 and July 1994, respectively, have been exercised into shares of Series B common stock. During 1999, 109,495 shares of Series B common stock were issued pursuant to warrants exercised and the Company received approximately $152,000 in proceeds. Additionally, 29,999 warrants expired during 1999.

NOTE 14--EMPLOYEE BENEFIT PLANS

401(k) Plans

    The Company had several 401(k) plans due to its various acquisitions. Effective January 1, 2000, the plans associated with our acquisitions were frozen. As of December 31, 2000 all such 401(k) plans other than the plans associated with the Sirius and Slip.Net acquisitions were merged into the Company's 401(k) Retirement Plan ("401(k) Plan"). The Slip.Net plan was merged into the 401(k) Plan on January 31, 2001. The Company's 401(k) Plan was adopted on November 1, 1998, pursuant to which eligible employees may elect to defer up to 20% of their compensation into the 401(k) Plan up to a maximum allowable, as determined by the Internal Revenue Service. The 401(k) Plan also stipulates that the Company may provide discretionary matching contributions to the participants of the 401(k) Plan, which matching contributions would be allocated to the participants as of December 31 of each 401(k) Plan year and would vest to the participants at the rate of 25% per year of service. All administrative expenses of the 401(k) Plan will be borne by the Company. On February 23, 2001, the Board approved a matching contribution in stock. On December 13, 1999, the Board approved a matching contribution in cash. Both matching contributions were equal to 50% of each eligible participants contribution to the 401(k) Plan, up to a maximum contribution of 6% of the participant eligible compensation for each respective plan year. The Company recorded a selling, general and administrative expense related to its data center and corporate business segments of approximately $194,000 and $120,000 for the years ended December 31, 2000 and 1999, respectively. In addition, the Company recorded approximately $296,000 and $280,000 of expense for the years ended December 31, 2000 and 1999, respectively, related to the discontinued operations. This expense is reflected in loss on discontinued operations and loss on disposition of discontinued operations. Matching contributions in future plan years may be made at the discretion of the Board.

Bonus Plans

    The Company has various bonus plans (collectively, including the Bonus Program discussed below, "Bonus Plans") intended to incentivize both individual productivity and employee retention. Administration of the Bonus Plans has been delegated to the Compensation Committee of the Board, subject to certain limitations. The bonuses paid under the Bonus Plans are based on a number of criteria including, but not limited to, terms of employment agreements, productivity of that participant's business segment, that participant's individual performance and tenure. Bonuses are typically paid in cash, however, certain executive officers may elect to receive shares, in lieu of a cash bonus payment.

    The Quarterly Bonus Program of the Company (the "Bonus Program") was adopted by the Board on May 3, 1999, amended by the Board in December 1999, and also approved by the Company's stockholders at the Company's 1999 Annual Meeting of Stockholders held on June 3, 1999. Certain executive officers may elect to receive shares, in lieu of a cash bonus payment under the Bonus Program. An aggregate of 200,000 shares will be available for issuance under the Bonus Program. As of December 31, 2000, the Company has issued 77,989 shares associated with the Bonus Program. The compensation expense associated with the issuance of these shares was calculated based on the fair value of the shares at the time of issuance.

    The Company recorded a selling, general and administrative expense related to its data center and corporate business segments of approximately $1.4 million and $1.0 million for the years ended December 31, 2000 and 1999, respectively. In addition, the Company recorded approximately $2.1 million and $2.2 million of expense for the years ended December 31, 2000 and 1999, respectively, related to the discontinued operations. This expense is reflected in loss on discontinued operations and loss on disposition of discontinued operations.

1999 Equity Incentive Plan

    The 1999 Equity Incentive Plan (the "Incentive Plan") was adopted by the Board on March 8, 1999, and approved by the Company's stockholders at the Company's 1999 Annual Meeting of Stockholders held on June 3, 1999. Administration of the Incentive Plan has been delegated to the Compensation Committee of the Board, subject to certain limitations. That committee may determine to whom purchase rights are to be granted, the number of such rights to be granted, the price per share of the purchase rights and the time limit for exercise of the purchase rights. The principal purposes of the Incentive Plan are to provide incentives for key employees and consultants of the Company through granting of options and stock appreciation rights ("SARs"). In conjunction with our IPO, all SARs converted to Series B common stock options, as a result, there are no SARs available for future grant under the Incentive Plan. Options granted under the plan are non-transferable and expire at varying rates, typically 30 to 90 days, after an employee or consultant relationship with the Company is terminated. Options generally vest over a period of not more than 4 years, and expire 5 or 7 years after the grant date, based on compliance with certain securities laws. On February 15, 2001, the Compensation Committee action on the behalf of the Board of Directors approved the modification of the vesting schedules to a monthly basis. As of December 31, 2000, options covering an aggregate of 7,301,230 shares of the Company's Series B common stock, at exercise prices ranging from $.66 to $14.00, were outstanding under the Incentive Plan with 5,875,345 shares available for future grants. The Incentive Plan terminates automatically on March 8, 2004, unless terminated sooner. The aggregate number of shares of Series B common stock of the Company or the equivalent in other equity securities that may be issued upon exercise of options may not exceed 13,200,000.

1999 Employee Stock Purchase Plan

    In December 1999 the Board adopted the 1999 Employee Stock Purchase Plan covering an aggregate of 1,000,000 shares of common stock. Administration of the 1999 Employee Stock Purchase Plan has been delegated to the Compensation Committee of the Board, subject to certain limitations. That committee may determine to whom purchase rights are to be granted, the number of such rights to be granted, the price per share of the purchase rights and the time limit for exercise of the purchase rights. The 1999 Employee Stock Purchase Plan is intended to qualify as an "employee stock purchase plan" within the meaning of
Section 423 of the Internal Revenue Code. Under the 1999 Employee Stock Purchase Plan, the Board may authorize participation by eligible employees, including officers, in periodic offerings following the adoption of the 1999 Employee Stock Purchase Plan. The 1999 Employee Stock Purchase Plan is administered by the Board or a committee authorized by the Board to act on its behalf. The 1999 Employee Stock Purchase Plan will terminate at the direction of the Board or when all of the shares reserved for issuance have been purchased. As of December 31, 2000, 756,535 shares have been issued under the 1999 Employee Stock Purchase Plan.

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

1997 Stock Option Plan

    Under the SpectraNet International 1997 Stock Plan ("1997 Stock Option Plan") the Company is authorized to issue an aggregate of 1,500,000 options to purchase Series B common stock. Administration of the 1997 Stock Option Plan has been delegated to the Compensation Committee of the Board, subject to certain limitations. That committee may determine to whom purchase rights are to be granted, the number of such rights to be granted, the price per share of the purchase rights and the time limit for exercise of the purchase rights. The 1997 Stock Option Plan provides for the grants of incentive stock options ("ISOs") and nonqualified stock options and the award of stock purchase rights. Subject to the terms and conditions of the 1997 Stock Option Plan and applicable law, the Board or a duly appointed committee of the Board has the authority to determine, among other things, which employees, directors or consultants should be awarded options, the type of options to be awarded, the number of shares covered by option awards, the exercise price applicable to options awarded and the vesting schedule of such options. Options awarded under the 1997 Stock Option Plan are nontransferable and generally expire ten years from the date of grant. Unless otherwise indicated in the applicable stock option agreement, the vested portion of options awarded pursuant to the 1997 Stock Option Plan generally remain exercisable for three months after the termination of the optionee's service with the Company. However, if the optionee's service with the Company ends because of death or disability, unless otherwise indicated in the Stock Option Agreement, the optionee has 12 months to exercise the vested portion of his or her options. As of December 31, 2000, options to purchase an aggregate of 334,891 shares of Series B common stock at exercise prices ranging from $2.06 to $14.88 were outstanding under the 1997 Stock Option Plan.

1995 Stock Option Plan

    Under the SpectraNet International 1995 Incentive Stock Option Plan (the "1995 Stock Option Plan") the Company is authorized to issue ISOs to acquire up to an aggregate of 1,500,000 shares of Series B common stock. Subject to the limitations set forth in the 1995 Stock Option Plan, the Board or a committee thereof comprised of at least three directors has the authority, subject to certain limitations, to select the employees of the Company to whom grants are made, to designate the number of shares to be covered by each option, to establish vesting schedules, and to specify other terms of the options. Generally, options vest over a four and one half-year period and expire ten years from the date of grant. Options granted under the 1995 Stock Option Plan are nontransferable and expire 90 days after the termination of an optionee's employment with the Company, unless such optionee's service with the Company is terminated by death or disability, in which case the options expire six months and one year, respectively, after the optionee's employment with the Company is terminated. As of December 31, 2000, options to purchase an aggregate of 24,200 shares of Series B common stock at exercise prices ranging from $.50 to $4.50 were outstanding under the 1995 Stock Option Plan.

    Stock option, SARs, and stock purchase right transactions beginning October 1, 1997 through the year ended December 31, 2000, all of which relate to employee transactions, are summarized as follows:

                                                      Weighted-                Weighted-     Stock      Weighted-
                                                      Average       Stock      Average       Appre-     Average
                                           Stock      Exercise     Purchase    Exercise     ciation     Exercise
                                          Options       Price       Rights       Price       Rights       Price
                                        -----------   ---------   ----------   ---------   ----------   ---------
Outstanding at October 1, 1997.........   1,038,800   $     .44           --   $      --           --   $      --
    Granted............................   1,420,766        3.71      300,000        4.50           --          --
    Exercised..........................    (350,517)        .35           --          --           --          --
    Forfeited..........................     (75,854)       2.44           --          --           --          --
                                        -----------   ---------   ----------   ---------   ----------   ---------
Outstanding at September 30, 1998......   2,033,195        2.66      300,000        4.50           --          --
    Granted............................   3,173,275        5.96           --          --      168,550        6.75
    Exercised..........................    (166,000)        .20      (42,250)       4.50           --          --
    Forfeited..........................    (268,017)       3.82     (257,750)       4.50           --          --
                                        -----------   ---------   ----------   ---------   ----------   ---------
Outstanding at December 31, 1998.......   4,772,453        4.88           --          --      168,550        6.75
    Granted............................   3,158,290        6.20           --          --      999,125        7.24
    Exercised..........................    (601,399)       1.52           --          --           --          --
    Forfeited..........................    (582,637)       3.16           --          --     (199,350)       6.81
                                        -----------   ---------   ----------   ---------   ----------   ---------
Outstanding at December 31, 1999.......   6,746,707        6.29           --          --      968,325        7.32
    Granted............................   6,029,150        4.05           --          --           --          --
    Exercised..........................    (325,309)       4.17           --          --           --          --
    Forfeited..........................  (5,758,552)       6.43           --          --           --          --
    Converted..........................     968,325        7.32           --          --     (968,325)       7.32
                                        -----------   ---------   ----------   ---------   ----------   ---------
Outstanding at December 31, 2000.......   7,660,321   $    4.73           --   $      --           --   $      --
                                        ===========   =========   ==========   =========   ==========   =========

    On March 7, 2000, all SARs were converted into non-qualified stock options. The options were non-qualified as neither the strike price nor the vesting periods were adjusted upon conversion.

    The following table summarizes information about stock options outstanding as of December 31, 2000:

                                              Outstanding                           Exercisable
                             -------------------------------------------     --------------------------
                                               Weighted-
                                                Average        Weighted-                      Weighted-
                             Number as of      Remaining       Average       Number as of     Average
                             December 31,     Contractual      Exercise      December 31,     Exercise
Range of Exercise Prices         2000         Life (years)       Price             2000         Price
------------------------     ------------     ------------     ---------     ------------     ---------
    $  .50-1.99                 1,676,000          6.9         $    1.23            5,700     $    0.50
    $ 2.00-2.58                   233,000          6.9         $    2.29               --     $      --
    $ 2.59-2.86                 1,855,368          6.6         $    2.80               --     $      --
    $ 2.87-7.49                 1,555,328          5.9         $    5.66          816,203     $    5.51
    $7.50-14.88                 2,340,625          5.9         $    8.39          334,796     $    7.54
                             ------------                                    ------------
                                7,660,321          6.3         $    4.73        1,156,699     $    6.07
                             ============                                    ============

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

                                            Year Ended          Year Ended      Three Months Ended       Year Ended
                                        December 31, 2000   December 31, 1999   December 31, 1998    September 30, 1998
                                        -----------------   -----------------   ------------------   ------------------
                                                                        (in thousands)
Net loss:
  As reported..................         $        (305,913)  $        (106,617)  $          (17,731)  $          (33,356)
  Pro forma....................         $        (309,564)  $        (107,765)  $          (17,883)  $          (33,515)
Basic and diluted earnings per share:
  As reported..................         $           (6.39)  $           (3.83)  $            (0.68)  $            (1.81)
  Pro forma....................         $           (6.47)  $           (3.88)  $            (0.68)  $            (1.82)

    The fair value of each option and stock purchase right grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the listed periods for dividend yield, volatility, risk-free interest rates and weighted average fair value of options and stock purchase rights:

                                            Year Ended              Year Ended          Three Months Ended         Year Ended
                                        December 31, 2000       December 31, 1999        December 31, 1998      September 30, 1998
                                        -----------------       -----------------       -------------------     ------------------
Dividend yield.........................          0%                      0%                       0%                     0%
Volatility.............................        100%                     45%                      45%                    45%
Risk-free interest rate................       5.66%                   5.53%                    4.53%                  5.88%
Weighted average fair value of
  options and stock appreciation
  rights...............................      $2.78                   $7.00                    $4.94                  $0.57

    The assumptions used for expected life are as follows: 2.0 years for the year ended December 31, 2000, 5.0 years for each of the year ended December 31, 1999, the three months ended December 31, 1998 and the year ended September 30, 1998, except with respect to stock purchase rights granted during the year ended September 30, 1998, which rights have a term of 10 years.


NOTE 15--LEGAL PROCEEDINGS

City of Anaheim

    On May 13, 1999, the City filed a complaint in Orange County (California) Superior Court, Case Number 809281, against the Company and its wholly-owned subsidiary, FirstWorld Anaheim. The City alleged that Verado and its subsidiary repudiated their respective obligations under a series of agreements that the Company entered into with the City in February 1997. The City alleged that it was entitled to damages in excess of $45.0 million as well as costs, pre-judgment interest and such other relief as the court deemed proper. The City also sought specific performance compelling us to completely perform some or all of our obligations under the agreements.

    In response to the lawsuit, the Company and FirstWorld Anaheim filed a motion to compel arbitration and requested a stay of the court proceeding. The Court granted our motion on September 16, 1999. On October 6, 1999, the court entered a written order finding that there was a valid arbitration provision in the agreements and that the City had not established that the Company and FirstWorld Anaheim unequivocally repudiated the agreements. Arbitration was initiated in January 2000.

    On October 6, 2000 the Company, FirstWorld Anaheim and the City entered into a settlement agreement to resolve the claims pending in the arbitration proceeding and the Orange County Superior Court. The court proceeding had been stayed until completion of the arbitration. As part of the settlement agreement, the City acknowledged that FirstWorld Anaheim had completed construction of the fiber-optic telecommunications network as required by the UTS Agreement. The City also acknowledged that the Demonstration Center constructed and operated by FirstWorld Anaheim complied with the UTS Agreement and further agreed that Ethernet connections may be installed by FirstWorld Anaheim to buildings connected with FirstWorld Anaheim fiber optics instead of to the premises of each network customer. As part of the settlement, the Company and the City terminated the Development Fee Agreement under which certain fees would have been payable by the Company to the City had certain fiber optic systems been constructed within other municipalities. The parties also agreed to amend the UTS Agreement such that FirstWorld Anaheim could credit the City $20,000 per year against new or enhanced services purchased by Anaheim to support the City's presence on the World Wide Web, instead of making a $20,000 annual payment for such purpose as originally required under the UTS Agreement. Under the settlement agreement, the Company paid the City $200,000. The parties also agreed that the payment provision with regard to revenue sharing by FirstWorld Anaheim, with a $1.0 million annual minimum, was enforceable as written in the UTS Agreement. Except as specified above, no other provision of the UTS Agreement was modified and the UTS Agreement remains in effect. The Operating Agreement was not modified and remains in effect. All claims and counterclaims have been dismissed in the arbitration and the Superior Court of the State of California for the County of Orange.

Securities Class Action Lawsuit

    On July 7, 2000, a purported shareholder class action complaint was filed in federal district court in Colorado alleging that the Company and various of its officers and directors and underwriters violated certain federal securities laws by misstating, and by failing to disclose, certain financial and other business information (Michael Rasner v. Donald L. Sturm, et al., Civil Action No. 00-K-
1376). Ten additional complaints with similar allegations and class periods were later filed (collectively, the "Securities Litigation"). The Securities Litigation is brought on behalf of a purported class of purchasers of the Company's stock allegedly traceable to its March 8, 2000 IPO. The court has consolidated the individual complaints into the Rasner case. The underwriters are seeking indemnification from the Company for any damages assessed against them in this action.

    On November 22, 2000, the lead plaintiff group filed its Consolidated Complaint. The emphasis of the Complaint is that at the time of the IPO, the Company knew that it would exit various lines of business and had certain operational and financial issues related to certain lines of business and allegedly failed to disclose these alleged facts in the Prospectus.

    The Defendants, other than the underwriters, filed a Motion to Dismiss the complaint on January 22, 2001. The plaintiff group filed a response in opposition to that motion. The defendants submitted their reply to the plaintiffs' response on March 19, 2001 and requested the court hear oral argument on the Motion to Dismiss. The Court has granted that request. The Court has scheduled oral argument for June 20, 2001. The plaintiff group has served the Company's Defendants with discovery requests; however, until the court rules on the Motion to Dismiss, the Company's defendants need not respond to any discovery requests. We believe that the allegations in the complaint are without merit, and we intend to vigorously defend against the claims. We do not believe that the outcome of this action will have a material adverse effect on our financial position, results of operations or liquidity; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect.

Transport Logic

     In February and March of 2000, the former shareholders of Oregon Professional Services, Inc. d/b/a Transport Logic, Anthony Schwartz, Shanna K. Dooley-Schwartz, Charles "Tod" Allen, Michael Fetzer and trusts controlled by them, filed lawsuits in the Circuit Court of Oregon for the County of Multnomah, asserting they were misled by the Company in connection with the Company's acquisition of Transport Logic, and requested that the Company be enjoined to issue them additional shares of the Company's common stock. After the court granted the Company's Motion to Compel Arbitration, the parties submitted the matter to arbitration in Denver, Colorado at the Judicial Arbiter Group. The arbitration is scheduled to begin on April 9, 2001.

     The Claimants have amended their claims, and all Claimants now assert claims based on fraud by misrepresentation, for violations of Colorado and Oregon securities laws, violation of the escrow provisions of the purchase agreement, estoppel, and attorneys fees under the Stock Purchase Agreement. Finally, Claimants allege that the Company breached the escrow provisions of the Stock Purchase Agreement by not releasing funds related to the purchase and held in escrow. The Claimants seek to rescind the stock portion of the Company's purchase of Transport Logic, and to recover pre- and post judgment interest and attorneys' fees. In the alternative, the Claimants allege that they are entitled to money damages or an injunction compelling the Company to transfer additional shares of the Company's stock to Claimants.

     The Company has filed general denials to all claims and has asserted counterclaims under the purchase and escrow agreements for breach of warranty and indemnification for attorneys' fees and costs incurred in the defense of the arbitration. The Company believes that the Claimants' allegations are without merit and intends to vigorously defend against the claims. The Company does not believe that the outcome of this action will have a material adverse effect upon its financial position, results of operations or liquidity; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of this action.

San Francisco Data Center

    The Company had previously announced plans to open a data center in San Francisco in the fourth quarter of 2000; however, due to insurmountable site issues, the Company decided not to pursue this location. The Company delivered a notice to the landlord in July, 2000 terminating this lease. The landlord disputed the Company's right to terminate. On October 13, 2000, the Company filed and served a Complaint for Declaratory Relief and Damages in the California Superior Court, San Francisco County, seeking a determination of the parties' respective rights under the lease and for a determination of damages. On November 13, 2000, the landlord filed an answer to the Complaint and filed a Cross-Complaint alleging breach of the lease. On March 5, 2001, the Company and the landlord entered into a settlement agreement whereby the parties agreed to mutually terminate the lease, release each other from all claims and dismiss the lawsuit pending in the California Superior Court, San Francisco County. Under the settlement agreement, the Company agreed to allow the landlord to retain the previously paid first month's rent in the amount of $134,000. As a result of not pursing this location, the Company wrote-off approximately $729,000 during 2000 related to engineering costs, certain equipment and prepaid rent.

Other

    The Company is engaged in other legal matters arising in the ordinary course of its business and believes that the outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.

NOTE 16--DISCONTINUED OPERATIONS

Overview

    The Company made a decision in the fourth quarter of 1998 to expand its services and emphasize Internet and data services and expand its market footprint. As a result of this decision, in November 1998, we acquired Optec. In addition, during the first seven months of 1999, the Company acquired the following Internet companies: Accelerated Information, Inc. the parent of Slip.Net, Inc. ("Slip.Net"); Sirius Solutions, Inc. ("Sirius"); Hypercon, Inc. ("Hypercon"); Internet Express, LLC ("Internet Express"); inQuo, Inc. ("inQuo"); Transport Logic; Intelenet and the customer base of FastLane Communications, Inc. ("FastLane"). These Internet companies operated in seven metropolitan markets and are regarded as the Internet Services business segment, with the exception of Intelenet's data center segment. During the third quarter of 2000, the Company completed an evaluation of its business segments and available capital and decided to focus on its Data Center business segment. Based upon the results of these evaluations and rapidly evolving market conditions for these products and services, the Company believes that in order to achieve the desired margins on Internet Services, Web Integration and Communications services, significant capital and other resources would be required. We believe these resources should instead be focused on the line of business that we anticipate will provide the best opportunity to increase long-term profitability and margins. As a result, the Internet Services, Web Integration and Communications segments are reflected as discontinued operations.

    Internet Services. The Internet Services segment represents high-speed Internet access such as dedicated access and DSL; dial-up Internet access; shared Web hosting and related equipment sales. The Company's acquisitions of Slip.Net, Sirius, Hypercon, Internet Express, inQuo and Transport Logic and the asset acquisition of FastLane are included in this segment. In addition, Internet Services customers associated with the Company's Intelenet acquisition are included in this segment. For accounting purposes, it is anticipated that any potential sale or other disposition of the remaining assets would not be completed until approximately August 2001. See discussion of disposition of certain assets in "Note 3 -- Business Acquisitions."

    Web Integration. The Web Integration segment represents Optec's operations and includes activities related to network consulting, design, integration, equipment sales and, on a limited basis, Internet service. For accounting purposes, it is anticipated that any potential sale or other disposition would not be completed until approximately March 2001. See discussion of the sale of this segment in "Note 3 -- Business Acquisitions."

    Communications. The Communications segment represents certain of the Company's Southern California operating subsidiaries, excluding certain operations associated with its Intelenet acquisition and certain data centers located in Southern California which will remain part of continuing operations. The majority of this segment's operations are telephony related, although it also includes certain Internet services and Web integration services. For accounting purposes, it is anticipated that any potential sale or other disposition would not be completed until approximately August 2001.

    The Company engaged an investment-banking firm to assist it in exploring strategic alternatives, including the potential sale, for the Internet Services, Web Integration and Communications business segments. In September 2000, the Board of Directors met with the investment-banking firm and, based upon the investment-banking firm's findings, the evaluations and market conditions, the Board of Directors authorized Management to pursue the sale of each of these segments. As a result, these segments have been accounted for as discontinued operations with a measurement date of September 1, 2000. Any offers to purchase these assets or any liquidation will be evaluated separately and acted upon independently and the Company will only entertain reasonable offers that maximize shareholder value.

Acquisitions

Optec

    On November 24, 1998 the Company acquired Optec, a company with operations in Oregon and Washington that provides Web integration services to businesses. Originally, approximately $5.6 million of the $9.2 million acquisition price was recorded as goodwill and was being amortized on a straight-line basis over 10 years.

Slip.Net

    On January 7, 1999, the Company purchased all of the outstanding capital stock of Slip.Net, an Internet service company providing Internet access, Web hosting services, and co-location services, primarily in the San Francisco Bay Area. The purchase price consisted of approximately $10.5 million in cash and 187,500 shares of Verado's Series B common stock. In order to determine the total consideration paid, the Company assigned a value, based on a valuation performed by an independent third party, of $3.68 per share to the Series B common stock. This resulted in total consideration of $11.1 million. Originally, approximately $10.8 million was recorded as goodwill and was being amortized on a straight-line basis over three years.

Sirius

    On March 2, 1999, the Company purchased all of the outstanding capital stock of Sirius, an Internet service company providing Internet access, Web hosting services, and co-location services, primarily in the San Francisco Bay Area. The purchase price consisted of approximately $7.5 million in cash and 285,000 shares of Verado's Series B common stock. In order to determine the total consideration paid, the Company assigned a value, based on a valuation performed by an independent third party, of $4.02 per share to the Series B common stock. This resulted in total consideration of $8.6 million. Originally, approximately $8.5 million was recorded as goodwill and was being amortized on a straight-line basis over three years.

Hypercon

    On June 1, 1999, the Company purchased all of the outstanding capital stock of Hypercon, an Internet service company providing Internet access, Web hosting services, e-commerce solutions and co-location services in the Houston metropolitan area. The purchase price consisted of approximately $2.0 million in cash and 49,993 shares of Verado's Series B common stock. Subsequent to the acquisition, the Company repaid approximately $215,000 in debt. In order to determine the total consideration paid, the Company assigned a value, based on a valuation performed by an independent third party, of $6.00 per share to the Series B common stock. The total consideration of cash, stock and assumption of net liabilities was approximately $2.8 million. Originally, approximately $2.8 million was recorded as goodwill and was being amortized on a straight-line basis over three years.

Internet Express

    On June 14, 1999, the Company purchased all of the outstanding membership interests of Internet Express, an Internet service company providing Internet access and Web hosting services in the Denver metropolitan area. The purchase price consisted of approximately $1.0 million in cash and 30,000 shares of Verado's Series B common stock. Subsequent to the acquisition, the Company repaid approximately $959,000 in various liabilities of Internet Express. In order to determine the total consideration paid, the Company assigned a value, based on a valuation performed by an independent third party, of $6.00 per share to the Series B common stock. The total consideration of cash, stock and assumption of certain net liabilities was approximately $2.2 million. Originally, approximately $2.2 million was recorded as goodwill and was being amortized on a straight-line basis over three years.

inQuo

    On June 22, 1999, the Company purchased all of the outstanding capital stock of inQuo, an Internet service company providing dedicated Internet access in the Salt Lake City metropolitan area. The purchase price was approximately $844,000 of cash. The total consideration of cash and acquired net liabilities of approximately $150,000 resulted in total consideration of approximately $1.0 million, which was originally recorded as goodwill and was being amortized on a straight-line basis over three years.

Transport Logic

    On July 7, 1999, the Company acquired all of the outstanding capital stock of Transport Logic, an Internet service company providing Internet access, Web hosting services, and co-location services in the western and northwestern United States. The purchase price consisted of approximately $7.2 million in cash and 392,935 shares of Verado's Series B common stock. In order to determine the total consideration paid, the Company assigned a value, based on a valuation performed by an independent third party, of $6.00 per share to the Series B common stock. The total consideration of cash, stock and assumption of certain liabilities of approximately $1.0 million resulted in consideration of approximately $10.5 million, which was originally recorded as goodwill and was being amortized on a straight-line basis over three years.

FastLane

    On January 14, 2000, the Company purchased certain equipment, intangible assets and liabilities from FastLane, an Internet service provider and consultant in the Dallas/Fort Worth, Texas market. The purchase price was $2.4 million of cash. The total consideration of cash and acquired net liabilities of approximately $161,000 resulted in total consideration of approximately $2.6 million, which was originally recorded as goodwill and, was being amortized on a straight-line basis over three years.

Property and Equipment

    For the year ended December 31, 2000, property and equipment of discontinued operations was included in net assets of discontinued operations. Property and equipment of discontinued operations, including assets under capital lease, consists of the following:

                                                                December 31,    December 31,
                                                                    2000            1999
                                                                ------------    ------------
                                                                       (in thousands)
    Network infrastructure....................................  $     12,445    $     34,147
    Telecommunications equipment..............................        23,484          35,633
    Furniture, fixtures, computer equipment and other.........        26,897          19,800
    Leasehold improvements and central office.................         2,110           1,771
    Construction in progress..................................            44           9,405
                                                                ------------    ------------
                                                                      64,980         100,756
    Accumulated depreciation..................................       (28,398)        (12,016)
                                                                ------------    ------------
                                                                $     36,582    $     88,740
                                                                ============    ============

    The following is a summary of property and equipment acquired under capital leases for discontinued operations, included in the above:

                                                                December 31,    December 31,
                                                                    2000            1999
                                                                ------------    ------------
                                                                       (in thousands)
    Network infrastructure....................................  $      2,274    $      6,000
    Telecommunications equipment..............................            --             505
    Leasehold improvements and central office.................            --             321
    Furniture, fixtures, computer equipment and other.........           778             144
                                                                ------------    ------------
                                                                       3,052           6,970
    Accumulated depreciation..................................        (1,572)            (99)
                                                                ------------    ------------
                                                                $      1,480    $      6,871
                                                                ============    ============

    For the years ended December 31, 2000 and 1999, the three months ended December 31, 1998 and the year ended September 30, 1998 the Company capitalized approximately $278,000, $522,000, $296,000 and $405,000, respectively, in interest costs associated with the development of the Company's communications networks. Depreciation expense was $16.6 million, $8.5 million, $1.2 million and $2.2 million for the years ended December 31, 2000 and 1999, the three months ended December 31, 1998 and the year ended September 30, 1998, respectively.

Commitments and Contingent Liabilities

    Lease Commitments

    The Company leases its office space, certain network access facilities and fiber transport and automobiles under noncancelable operating lease arrangements which expire on varying dates through May 2004. Rent payments under noncancelable operating leases totaled $2.8 million, $1.8 million, $137,000, and $187,000 during the years ended December 31, 2000 and 1999, the three months ended December 31, 1998 and the year ended September 30, 1998, respectively.

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

    Listed below are the future minimum payments under capital leases (inclusive of the minimum payments allocated from the agreements with the City of Anaheim) and noncancelable operating leases for each of the years ending December 31:

                                                          Capital        Operating
                                                          Leases          Leases
                                                        ----------      ----------
                                                              (in thousands)
        2001..........................................  $    1,773      $    1,563
        2002..........................................       1,350           1,310
        2003..........................................       1,347             965
        2004..........................................       1,349             546
        2005..........................................       1,351              46
        Thereafter....................................      27,205              93
                                                        ----------      ----------
        Total minimum lease payments..................      34,375      $    4,523
                                                                        ==========
        Amount representing interest..................     (26,634)
                                                        ----------
        Present value of minimum lease payments.......  $    7,741
                                                        ==========

Commitments Relating to Agreements with the City of Anaheim

    During February 1997, the Company and its wholly owned subsidiary FirstWorld Anaheim ("FWA") entered into a 30-year UTS Agreement with the

City, under which FWA agreed to design, construct and operate a fiber-optic telecommunications network in cooperation with the City. The UTS Agreement provides for FWA to pay to the City (i) an annual payment in lieu of a franchise fee based on a percentage of FWA's "adjusted gross revenues," as defined, related to the Anaheim network, subject to a minimum annual payment of $1.0 million for periods after June 30, 1999 through the term of the agreement; (ii) a percentage of FWA's "net revenues," as defined, derived from the Anaheim network; (iii) certain of the City's annual operating costs associated with the UTS Agreement, not to exceed $175,000 per year prior to the commencement of the third phase of the Anaheim network (as described below), and not to exceed $350,000 per year thereafter, subject to inflationary adjustments; and (iv) $20,000 per year to support the City's presence on the Internet, subject to inflationary adjustments. The UTS Agreement also requires the Company to deposit an amount equal to up to 15% of "net revenues" derived from the Anaheim network, as defined, to fund and maintain a $6.0 million reserve account for debt service and capital improvements. As of December 31, 2000, no amounts have been deposited into such reserve account, as "net revenues" have not yet been generated from the Anaheim network. Pursuant to the UTS Agreement, the City has been granted an irrevocable option to purchase all of the issued and outstanding stock of FWA at anytime after July 1, 2012 for its then current appraised fair value, the determination of which is to be derived by qualified independent appraisers selected by both the Company and the City, as more specifically defined within the UTS Agreement. Any sale or issuance of FWA stock can only be made if such sale or issuance is expressly made subject to the City's purchase option. Moreover, any sale of the Anaheim network or other sale of substantially all of FWA's assets can only be made if the City is equitably compensated for the loss of its future income stream under the UTS Agreement or the buyer expressly assumes the obligations of FWA under the UTS Agreement.

    Simultaneous to the execution of the UTS Agreement, FWA entered into a 30-year Operating Agreement with the City under which FWA has been granted the exclusive right to lease 60 of 96 fiber strands contained in an approximate 50 mile loop of fiber optic cable owned by the City, together with related facilities and rights. Under the terms of the Operating Agreement, FWA is obligated to make quarterly payments to the City of approximately $114,000. In addition, FWA is obligated to pay its pro rata share (62.5%) of the costs associated with operating and maintaining the leased property, including maintenance expenses, taxes, insurance premiums and pole usage fees. FWA has the right to assign its rights under the Operating Agreement, but will not be released from liability unless the City expressly consents. FWA also has the right to encumber its interest in the leased property.

    Although the Company considers the Operating Agreement to be a capital lease and the UTS Agreement to be an executory contract, certain of the minimum payments prescribed by the UTS Agreement have been accounted for as additional minimum capital lease payments. The Operating Agreement and the UTS Agreement were bid, negotiated and consummated simultaneously with each other. In addition, both agreements have identical 30-year terms and include certain cross-default provisions. Moreover, the Operating Agreement contains payment terms which are below the fair value of the benefits conferred by such agreement; whereas, the UTS Agreement contains payment terms which are above the fair value of the benefits conferred by such agreement. Accordingly, the Company has allocated the collective payments prescribed by the agreements between the two contracts based upon the estimated fair value of the benefits the Company receives under each of the two agreements. Future minimum payments prescribed by the UTS Agreement and not allocated to the capital lease are as follows:

                                                                  (in thousands)
                                                                  --------------
    2001........................................................  $          373
    2002........................................................             373
    2003........................................................             373
    2004........................................................             373
    2005........................................................             373
    Thereafter..................................................           8,118
                                                                  --------------
                                                                  $        9,983
                                                                  ==============

    The UTS Agreement also sets forth requirements for the completion of network design and the commencement of network construction related to certain phases of the citywide network. The first phase, which extended service to identified municipal facilities, was substantially completed in October 1997. The second phase extended the network to allow service to be provided within six months following execution of a customer service agreement to commercial, industrial and governmental customers within certain defined service areas. The second phase was substantially completed by December 1998.

    Under the UTS Agreement, the third phase of the Anaheim network would allow service to be extended, within six months of a customer service agreement, to all customers within the city, including residential customers. The third phase will be commenced only after a feasibility study for the third phase, prepared by an independent consultant, validates the business plan for the third phase and financing is arranged. The UTS Agreement provides for an initial feasibility study with respect to the third phase to be completed no later than January 1, 2000, and thereafter for FWA to commission annual studies to determine whether the business plan for the third phase can be validated. The initial feasibility study for this third phase has been submitted to the City and concluded that the third phase is not economically feasible at this time. If the Company determines not to proceed with the development of the third phase of the Anaheim network, or if for any reason the principal financing for the third phase is not funded, or construction of the third phase is not commenced by December 31, 2002, then the City may pursue development of the third phase on its own.

    Pursuant to a Development Fee Agreement dated simultaneous to the aforementioned City agreements, for a period of five years, commencing with the earlier to occur of the closing of the financing for or the commencement of construction of the first Additional Network (as defined below), the Company must pay to the City a lump sum development fee for each Additional Network which the Company develops ($300,000 for each Additional Network financed in the first year; $200,000 for each Additional Network financed in the second year; and $100,000 for each Additional Network financed in the third, fourth and fifth years, which amounts must be paid within thirty days following the closing of the principal financing for an Additional Network or the commencement of construction of such Additional Network, whichever occurs first). "Additional Network" means (a) any expansion of the Anaheim network into one or more adjacent or nearby cities where FWA enters into a revenue sharing agreement with any such city, and (b) any separate communications system developed by any other subsidiary of the Company that holds a Certificate of Public Convenience and Necessity issued by the Public Utilities Commission and enters into a revenue sharing agreement with one or more public entities. Pursuant to the settlement agreement dated October 5, 2000 by and among the Company, FWA and the City of Anaheim, the Development Fee Agreement has been terminated and is no longer in effect. See "Note 15--Legal Proceedings" for a discussion of the legal proceeding and settlement between the City, FWA and the Company.

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

    The License Agreement requires FWOC to pay The Irvine Company a license fee each calendar quarter, subject to an annual consumer price index ("CPI") increase that will not be less than 2% or greater than 6%. The base license fee was initially $62,500 for the buildings owned by Irvine in the Irvine Spectrum area at the time that the License Agreement was consummated. Pursuant to the License Agreement, such fee is increased or decreased over its term based on the rentable square footage of the buildings that are from time to time subject to the License Agreement. Such fee totaled approximately $103,000 and $88,000 per calendar quarter as of December 31, 2000 and 1999, respectively. Future minimum payments prescribed by the License Agreement, based upon this current fee and assuming a 2% per annum upward CPI adjustment over its term, are as follows:

                                                                  (in thousands)
                                                                  --------------
    2001........................................................  $          444
    2002........................................................             453
    2003........................................................             462
    2004........................................................             471
    2005........................................................             481
    Thereafter..................................................          13,384
                                                                  --------------
                                                                  $       15,695
                                                                  ==============

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

Other Commitments

    By agreement dated June 24, 1999, as amended on October 14, 1999, the Company contracted with a DSL provider such that 90% of all end-user DSL circuits sold by the Company after October 14, 1999 would be purchased from said provider, subject to certain exceptions specified in the agreement. The Company is obligated to maintain all end-user circuits for a minimum term of one year. In exchange for selecting this provider as its preferred DSL provider, and committing to certain volume commitments as specified in the agreement, the Company is entitled to certain volume discount pricing. As of December 31, 2000, the Company has fulfilled its volume commitments and has received the discounted pricing, however there can be no assurance that the Company will continue to do so. The agreement expires on October 14, 2001.

    The Company is party to an arrangement with the owner of a retail development located in Orange County, California, whereby it is required to remit to the owner of such development a percentage of "adjusted gross revenues", as defined, derived from serving tenant customers located within such development.

Selected Financial Data

    The following is summarized financial information related to the discontinued operations as of Deember 31, 2000:

                                                        Internet       Web
                                                        Services   Integration   Communications     Total
                                                        --------   -----------   --------------   ---------
                                                                           (in thousands)
 Current assets........................................ $  2,658   $     5,105   $        2,290   $  10,053
 Long-term assets......................................   27,525         1,736           16,974      46,235
 Current liabilities...................................   (5,209)       (2,988)          (5,513)    (13,710)
 Long-term liabilities.................................      (33)          (26)          (7,537)     (7,596)
 Estimated net operating losses for the period from
   September 1, 2000 through the anticipated date of
   disposal, net of  September 2000 through
   December 2000 activity..............................  (20,461)         (458)         (11,034)    (31,953)
                                                        --------   -----------   --------------   ---------
    Net assets of discontinued operations.............. $  4,480   $     3,369   $       (4,820)  $   3,029
                                                        ========   ===========   ==============   =========

    Loss on disposition of discontinued operations consists of two components: anticipated loss related to the sale of the segment to be disposed of and the estimated losses for the segment from September 1, 2000 through the anticipated disposition date. Anticipated loss was calculated using Management's estimate of potential proceeds from the sale of each segment, based on discussions with our investment-banking firm, as adjusted for costs of disposal. The estimated losses for each segment were based upon Management's expectation of future operating results, which were derived from the historical results for such segments.

                                                         Internet        Web
                                                         Services    Integration   Communications     Total
                                                        ----------   -----------   --------------   ---------
                                                                           (in thousands)
For the Eight Months Ended August 31, 2000:
 Revenue............................................... $   17,578   $    18,020   $        7,929   $  43,527
                                                        ==========   ===========   ==============   =========
 Loss from discontinued operations..................... $  (29,033)  $    (1,529)  $      (22,911)  $ (53,473)
                                                        ==========   ===========   ==============   =========
For the Four Month Ended December 31, 2000:
 Revenue............................................... $    7,672   $     4,455   $        4,632   $  16,759
                                                        ==========   ===========   ==============   =========
 Loss on disposition of discontinued operations........ $  (46,682)  $    (9,482)  $      (78,440)  $(134,604)
                                                        ==========   ===========   ==============   =========
For the Year Ended December 31, 1999:
 Revenue............................................... $   17,506   $    26,060   $        9,348   $  52,914
                                                        ==========   ===========   ==============   =========
 Loss from discontinued operations..................... $  (32,932)  $   (15,616)  $        1,096   $ (47,452)
                                                        ==========   ===========   ==============   =========
For the Three Months Ended December 31, 1998:
 Revenue............................................... $       --   $     2,157   $          816   $   2,973
                                                        ==========   ===========   ==============   =========
 Loss from discontinued operations..................... $    --      $      (290)  $       (4,954)  $  (5,244)
                                                        ==========   ===========   ==============   =========
For the Year Ended September 30, 1998:
 Revenue............................................... $       --   $        --   $        1,091   $   1,091
                                                        ==========   ===========   ==============   =========
 Loss from discontinued operations..................... $       --   $        --   $       (9,492)  $  (9,492)
                                                        ==========   ===========   ==============   =========

    As the Company anticipates recognizing a loss on the disposition of these assets, the net assets of each of the business segments were written-down to their respective net realizable value. All impairments were first recorded against any available goodwill. If there was no goodwill or insufficient goodwill, the impairments were then recorded against property and equipment. As a result of these impairments, substantially all of the goodwill associated with the Internet Services segment was written-off and all goodwill associated with the Web Integration segment and a portion of its property and equipment was written-off. As there was no goodwill associated with the Communications segment, all impairments for this segment were written-off against its property and equipment. All such write-downs are reflected in the "Loss from discontinued operations."


NOTE 17--QUARTERLY RESULTS OF OPERATIONS (Unaudited)

    The following table sets forth certain unaudited consolidated statements of operations data for the most recent eight quarters. This information has been derived from the Company's unaudited consolidated financial statements. In Management's opinion, this unaudited information has been prepared on the same basis as the audited annual consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the quarters presented. The operating results for any quarter are not indicative of results for any future period and should not be relied upon to so indicate. Certain prior period amounts have been reclassified to conform to the 2000 basis of presentation.

                                                                                       Quarter Ended
                                                   --------------------------------------------------------------------------------
                                                   Dec. 31,   Sep. 30,   June 30,  Mar. 31,  Dec. 31,  Sep. 30,  June 30,  Mar. 31,
                                                      2000       2000      2000      2000      1999      1999      1999      1999
                                                   ---------  ---------  --------  --------  --------  --------  --------  --------
                                                                           (in thousands, except per share data)
Revenue........................................... $   3,188  $   2,368  $  1,694  $    939  $    820  $    762  $     --  $     --
Gross margin......................................    (1,154)      (880)     (383)      220       302       244        --        --
Operating expenses................................    32,441     22,118    16,381    21,404    10,431    10,331     5,446     3,980
                                                   ---------  ---------  --------  --------  --------  --------  --------  --------
Loss from operations..............................   (33,595)   (22,998)  (16,764)  (21,184)  (10,129)  (10,087)   (5,446)   (3,980)
Gain on sale of assets............................        --         --     5,501        --        --        --        --        --
Other income (expense) ...........................    (8,332)    (6,326)   (5,552)   (8,586)   (8,404)   (7,662)   (7,334)   (6,123)
                                                   ---------  ---------  --------  --------  --------  --------  --------  --------
Loss from continuing operations...................   (41,927)   (29,324)  (16,815)  (29,770)  (18,533)  (17,749)  (12,780)  (10,103)
Loss from discontinued operations.................        --    (11,015)  (22,544)  (19,914)  (15,695)  (14,469)   (9,627)   (7,661)
Loss on disposition of discontinued operations....   (58,276)   (76,328)       --        --        --        --        --        --
                                                   ---------  ---------  --------  --------  --------  --------  --------  --------
Net loss.......................................... $(100,203) $(116,667) $(39,359) $(49,684) $(34,228) $(32,218) $(22,407) $(17,764)
                                                   =========  =========  ========  ========  ========  ========  ========  ========
Basic and diluted loss per common share:
  Loss from continuing operations................. $   (1.11) $   (1.69) $  (0.44) $  (0.55) $  (0.55) $  (0.51) $  (0.35) $  (0.29)
                                                   =========  =========  ========  ========  ========  ========  ========  ========
  Loss from discontinued operations............... $   (1.91) $   (2.25) $  (0.77) $  (1.38) $  (1.19) $  (1.13) $  (0.82) $  (0.67)
                                                   =========  =========  ========  ========  ========  ========  ========  ========

                     Report of Independent Accountants on
                         Financial Statement Schedule

To the Board of Directors and Stockholders of Verado Holdings, Inc. (formerly known as FirstWorld Communications, Inc.)

    Our audits of the consolidated financial statements referred to in our report dated March 7, 2001 appearing in this Form 10-K of Verado Holdings, Inc. (formerly known as FirstWorld Communications, Inc.) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Denver, Colorado
March 7, 2001

                             Verado Holdings, Inc.
              (Formerly known as FirstWorld Communications, Inc.)
                Schedule II--Valuation and Qualifying Accounts

                                                     Balance at                                    Balance at
                                                beginning of period    Additions     Deletions    end of period
                                                -------------------   -----------   -----------   -------------
                                                                        (in thousands)
Deferred tax asset valuation allowance:
  Year ended September 30, 1998................           $   4,695    $   10,306   $        --    $     15,001
  Three months ended December 31, 1998.........              15,001         6,121            --          21,122
  Year ended December 31, 1999.................              21,122        33,947            --          55,069
  Year ended December 31, 2000.................              55,069       108,412            --         163,481

Allowance for doubtful accounts:
  Year ended September 30, 1998................           $      --    $       10   $        --    $         10
  Three months ended December 31, 1998.........                  10           110            --             120
  Year ended December 31, 1999.................                 120         2,544            96           2,568
  Year ended December 31, 2000.................               2,568         1,610            --           4,178