Form 10-Q
period 2001-03-31
VERADO HOLDINGS INC
filed 2001-05-10
CIK 1061583

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        COMMISSION FILE NUMBER 0-24953
                                               -------

                             VERADO HOLDINGS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                                  33-0521976
           ---------                                 ----------
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

                                [X] YES [ ] NO



  AS OF MAY 1, 2001, THE REGISTRANT'S OUTSTANDING COMMON STOCK CONSISTED OF 5,090,165 SHARES OF SERIES A COMMON STOCK AND 47,483,659 SHARES OF SERIES B COMMON STOCK.

================================================================================

VERADO HOLDINGS, INC.
INDEX

                                                                                       PAGE
                                                                                      -----
     FORWARD-LOOKING STATEMENTS                                                          3

     PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements
       Consolidated Balance Sheets at March 31, 2001 (unaudited) and
        December 31, 2000............................................................    4
       Consolidated Statements of Operations (unaudited) for the
        three months ended March 31, 2001 and 2000...................................    5
       Consolidated Statement of Stockholders' Deficit (unaudited)
        for the three months ended March 31, 2001....................................    6
       Consolidated Statements of Cash Flows (unaudited) for the
        three months ended March 31, 2001 and 2000...................................    7
       Notes to Consolidated Financial Statements (unaudited)........................    8

     Item 2.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations.....................................................   12

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............   16

     PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings......................................................   17
     Item 6.  Exhibits and Reports on Form 8-K.......................................   18

     SIGNATURES......................................................................   19

FORWARD-LOOKING STATEMENTS

   Statements included in this Form 10-Q which are not historical in nature are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. For example, without limitation, Verado's projections regarding its financial expectations; business opportunities and competitive market position; its financial and cash position; industry growth and its ability to take advantage of industry growth; network enhancement, development, expansion and performance; the successful launch, implementation, performance and sales of its services and products, including its managed services products; its ability to meet the continued listing requirements of the Nasdaq National Market; the outcome of certain material litigation; the ability of the Company to successfully execute its business model; the ability to sell or otherwise dispose of certain business segments; the successful transition to the name "Verado"; and its ability to obtain needed financing are forward-looking. Actual events or results may differ materially from the forward-looking statements set forth in this Form 10-Q and are subject to risks and uncertainties such as: our ability to properly forecast operating results and cash usage; changes in our marketplace and in the technology being adopted for our data center and managed services products; performance of our network services and products; our ability to sell, grow and maintain demand for the use of our services and products; our ability to control operating expenses; our ability to retain existing customers, obtain new customers and increase their level of use of our services and products; the success and market share realized by our competitors; our ability to obtain financing; the continued viability of our customers in light of volatile economic conditions; our ability to successfully develop and introduce new services and products in a timely manner; our ability to successfully develop and execute a plan to meet the continued listing requirements of the Nasdaq National Market and thereby avoid delisting; our ability to successfully defend against any challenges to the use of our name "Verado", service marks, trademarks, copyrights or intellectual property and our ability to successfully defend the securities class action litigation Civil Action No. 00-K-1376 in the United States District Court for the District of Colorado. There can be no assurance that we will be able to successfully realize our expectations, and, accordingly, the occurrence of one or more of these risks, or the failure to achieve one or more of these forward-looking objectives, may cause the prevailing value of our publicly traded debt and equity securities to decrease. Verado has no obligation to update forward-looking statements. Readers are encouraged to refer to Verado's reports from time to time filed with the Securities and Exchange Commission, including the "risk factors" sections of our S-1 filed March 7, 2000 and the "risk factors" and "management's discussion and analysis of financial condition and results of operations" sections of our Annual Report on Form 10-K filed March 30, 2001 for further discussions of Verado's business and risk factors that may affect operating and financial results and forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

VERADO HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                           MARCH 31,       DECEMBER 31,
                                                                                              2001            2000
                                                                                           ---------       ----------
                                                                                          (UNAUDITED)
                                    ASSETS
Current assets:
 Cash and cash equivalents..............................................................   $  94,024        $  15,301
 Marketable securities..................................................................      14,782          126,274
 Accounts receivable, net...............................................................       1,331            1,950
 Prepaid expenses and other.............................................................       3,384            4,777
                                                                                           ---------        ---------
        Total current assets............................................................     113,521          148,302
                                                                                           ---------        ---------

Property and equipment..................................................................     132,175          118,760
Accumulated depreciation, property and equipment........................................     (17,831)         (12,441)
                                                                                           ---------        ---------
        Net property and equipment......................................................     114,344          106,319
Goodwill and intangibles, net...........................................................       1,502            6,442
Long-haul network rights, not in service................................................          --            4,408
Deferred financing costs, net...........................................................       5,418            6,450
Other assets............................................................................       1,115              866
Net assets of discontinued operations...................................................       8,303            3,029
                                                                                           ---------        ---------
        Total assets....................................................................   $ 244,203        $ 275,816
                                                                                           =========        =========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable.......................................................................   $  17,362        $  13,921
 Deferred revenue.......................................................................       2,073            1,758
 Accrued payroll and related liabilities................................................       4,221            4,072
 Other accrued expenses.................................................................       4,629            3,789
                                                                                           ---------        ---------
        Total current liabilities.......................................................      28,285           23,540

Long-term debt, net of current portion and discount.....................................     301,951          335,372
                                                                                           ---------        ---------
        Total liabilities...............................................................     330,236          358,912
                                                                                           ---------        ---------

Stockholders' deficit:
 Preferred stock, $.0001 par value per share, 10,000,000 shares
      authorized; no shares outstanding.................................................          --               --
 Common stock, voting, $.0001 par value, 500,000,000 shares authorized;
      Series A, 10,135,164 shares designated; 5,090,165 and 5,101,831 and shares
          outstanding at March 31, 2001 and December 31, 2000, respectively.............           1                1
      Series B, 489,864,836 shares designated; 47,483,659 and 47,313,002 shares issued and outstanding at March 31, 2001 and December 31, 2000,
          respectively..................................................................           4                4
 Additional paid-in capital.............................................................     398,450          399,136
 Deferred stock compensation............................................................      (2,538)          (3,863)
 Accumulated deficit....................................................................    (481,950)        (478,374)
                                                                                           ---------        ---------
        Total stockholders' deficit.....................................................     (86,033)         (83,096)
                                                                                           ---------        ---------
        Total liabilities and stockholders' deficit.....................................   $ 244,203        $ 275,816
                                                                                           =========        =========

                See notes to consolidated financial statements.

VERADO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                                     THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                                 --------------------------
                                                                                                     2001           2000
                                                                                                 -----------     ----------
Revenue........................................................................................  $     3,869   $       939

Costs and expenses:
 Cost of revenue...............................................................................        5,348           719
 Selling, general and administrative expenses..................................................       15,477        18,795
 Impairment of long-lived assets...............................................................        3,348            --
 Depreciation and amortization.................................................................        6,459         2,609
                                                                                                 -----------   -----------
   Total costs and expenses....................................................................       30,632        22,123
                                                                                                 -----------   -----------

Operating loss.................................................................................      (26,763)      (21,184)

Other income (expense):
 Interest income...............................................................................        2,078         1,176
 Interest expense..............................................................................      (11,387)       (9,762)
                                                                                                 -----------   -----------
   Total other expense.........................................................................       (9,309)       (8,586)
                                                                                                 -----------   -----------

Loss from continuing operations................................................................      (36,072)      (29,770)

Loss from discontinued operations..............................................................           --       (19,914)
                                                                                                 -----------   -----------

Loss before extraordinary item.................................................................      (36,072)      (49,684)

Extraordinary gain--extinguishment of debt.....................................................       32,496            --
                                                                                                 -----------   -----------

Net loss.......................................................................................  $    (3,576)  $   (49,684)
                                                                                                 ===========   ===========

Basic and diluted loss per common share:
Loss from continuing operations................................................................  $     (0.69)  $     (0.83)
Loss from discontinued operations..............................................................           --         (0.55)
                                                                                                 -----------   -----------
Loss before extraordinary item.................................................................        (0.69)        (1.38)
Extraordinary gain  - extinguishment of debt...................................................         0.62            --
                                                                                                 -----------   -----------
Net loss.......................................................................................  $     (0.07)  $     (1.38)
                                                                                                 ===========   ===========
Weighted average shares outstanding, basic
 and diluted...................................................................................   52,514,537    35,899,164
                                                                                                 ===========   ===========

                See notes to consolidated financial statements.

VERADO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)



                                                 Series A            Series B                    Deferred                  Total
                                               Common Stock        Common Stock     Additional     Stock      Accum-       Stock-
                                            ------------------  ------------------    Paid-in     Compen-     ulated      holders'
                                              Shares    Amount    Shares    Amount    Capital     sation      Deficit     Deficit
                                            ----------  ------  ----------  ------  -----------  ---------  -----------  ----------
Balance at January 1, 2001................  5,101,831   $    1  47,313,002  $    4  $   399,136  $  (3,863)   $(478,374) $  (83,096)
Conversion of Series A common stock to
  Series B common stock...................    (11,666)      --      11,666      --           --         --           --          --
Issuance of common stock upon exercise
  of options, warrants or employee stock
  plan purchases..........................         --       --     158,991      --          219         --           --         219
Amortization of deferred stock
  compensation............................         --       --          --      --           --        420           --         420
Write-down of deferred compensation
   related to terminated employees........         --       --          --      --         (905)       905           --          --
Net loss..................................         --       --          --      --           --         --       (3,576)     (3,576)
                                            ---------   ------  ----------  ------  -----------  ---------    ---------  ----------
Balance at March 31, 2001.................  5,090,165   $    1  47,483,659  $    4  $   398,450  $  (2,538)   $(481,950) $  (86,033)
                                            =========   ======  ==========  ======  =========== ==========    =========  ==========

                See notes to consolidated financial statements.

VERADO HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                                                     THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                                   ----------------------
                                                                                                     2001           2000
                                                                                                   --------      --------
Cash flows from operating activities:
  Net loss.....................................................................................    $ (3,576)     $(49,684)
  Adjustments to reconcile net loss to net cash used by operating activities:
  Depreciation and amortization expense........................................................       6,459         2,607
  Accretion of Senior Notes....................................................................      11,128         9,701
  Impairment of long-lived assets..............................................................       3,348            --
  Amortization of deferred stock compensation..................................................         286         1,250
  Amortization of deferred financing costs.....................................................         213           222
  Compensation charges resulting from initial public offering..................................          --         8,537
  Extraordinary gain - extinguishment of debt..................................................     (32,496)           --
  Loss from discontinued operations............................................................          --        19,914
  Other non-cash charges.......................................................................          --           295
  Changes in assets and liabilities, net of effects of acquisitions:
   Accounts receivable.........................................................................         619          (561)
   Other assets................................................................................       6,144        (2,041)
   Accounts payable............................................................................         236        (7,332)
   Accrued payroll and related liabilities.....................................................         149           (40)
   Deferred revenue............................................................................         315           236
   Other liabilities...........................................................................         840          (262)
                                                                                                   --------      --------
   Net cash used by operating activities.......................................................      (6,335)      (17,158)
                                                                                                   --------      --------

Cash flows from investing activities:
  Maturities of held-to-maturity marketable securities.........................................     126,274        20,615
  Purchases of held-to-maturity marketable securities..........................................     (14,782)      (58,865)
  Purchase of property and equipment...........................................................     (10,279)      (21,704)
  Acquisition of assets and intangibles........................................................          --        (2,400)
                                                                                                   --------      --------
   Net cash provided (used) by investing activities...........................................      101,213       (62,354)
                                                                                                   --------      --------

Cash flows from financing activities:
  Payment related to the retirement of Senior Notes............................................     (11,234)           --
  Principal payments on debt and capital leases................................................          --           (91)
  Proceeds from initial public offering, net of offering costs.................................          --       181,059
  Proceeds from private placements.............................................................          --        91,500
  Proceeds from 1999 Equity Investment, net of offering costs..................................          --        20,000
  Proceeds from exercise of stock options, warrants and employee stock purchase plan...........         219         4,513
                                                                                                   --------      --------
   Net cash provided (used) by financing activities............................................     (11,015)      296,981

Net cash used by discontinued operations.......................................................      (5,140)      (15,121)
                                                                                                   --------      --------

Net increase in cash and cash equivalents......................................................      78,723       202,348
Cash and cash equivalents, beginning of period.................................................      15,301        28,608
                                                                                                   --------      --------
Cash and cash equivalents, end of period.......................................................    $ 94,024      $230,956
                                                                                                   ========      ========

                See notes to consolidated financial statements.

VERADO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

   The consolidated financial statements include the accounts of Verado Holdings, Inc. and its wholly owned subsidiaries (collectively, the "Company", "Verado", "its", "we" and "our"). All significant intercompany transactions and balances have been eliminated in consolidation.

   In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented by the Company. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and related notes thereto filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain 2000 amounts have been reclassified to conform to the 2001 basis of presentation.

   The Company's operations have required and will continue to require capital investment for the design, enhancement and additional build-out of its data centers, network, development of new data center product offerings, including managed services, installation of electronics and other related equipment and the continued development of operational support system platforms. The Company expects to incur operating losses for at least the next few years as it fills its data centers and develops new products. In addition, the Company expects to continue to experience net cash usage related to its discontinued operations until such time that it sells or otherwise disposes of these businesses. The Company has satisfied its cash requirements through the issuance of equity and debt securities and vendor financing; however, there is no assurance that the Company will be able to obtain such funding in the future if required.

2. ACCOUNTING POLICIES

Impairment of long-lived assets

   The impairment of long-lived assets associated with the goodwill related to the Intelenet acquisition was based on an analysis of expected future undiscounted net cash flows from specific customers. The estimated value of the goodwill was approximately $1.4 million at March 31, 2001, which resulted in an impairment of $3.3 million.

Loss per share of common stock

   Basic loss per share was computed using the weighted average number of common shares outstanding during the period. Diluted loss per share would be determined in the same manner as basic earnings per share except that the number of shares was increased assuming exercise of dilutive stock options and warrants using the treasury stock method. The computation of earnings per share did not assume conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on earnings per share. Since the Company has incurred only net losses, the inclusion of any stock options, warrants or other rights in the calculation of loss per share would be anti-dilutive. However, if the securities were not anti-dilutive they would increase the number of shares outstanding by approximately 17.7 million options and approximately 36.7 million warrants for the three months ended March 31, 2001 compared to approximately 7.5 million options and 25.2 million warrants for the three months ended March 31, 2000.

Allowance for doubtful accounts

   The allowance for doubtful accounts was $1.3 million and $244,000 as of March 31, 2001 and 2000, respectively.

3. SENIOR NOTES

   During the quarter ended March 31, 2001, the Company spent approximately $11.2 million to retire a portion of its senior notes. As a result, we recognized an extraordinary gain of approximately $32.5 million, net of the accelerated recognition of related deferred financing costs of approximately $819,000.

4. BUSINESS SEGMENTS

   The Company operates in the United States of America and conducts operations through its Data Center segment.

   Data Center.   The Company's Data Center segment represents services such as managed services, dedicated servers, colocation and professional services. We currently operate nine data centers totaling approximately 245,000 gross square feet. We will be transferring the operations of the Glendale data center to the Irvine data center and anticipate closing the 5,000 square foot Glendale facility by June 30, 2001. Typically, selling, general and administrative expenses shown in this segment represent specifically identifiable direct costs. These costs include, among other items, office rent and certain sales and support staff physically located at the various locations. Also included are indirect costs, including but not limited to, certain employee benefit and business insurance allocations.

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

                                                                 Three Months Ended                 Three Months Ended
                                                                   March 31, 2001                     March 31, 2000
                                                         ----------------------------------  ---------------------------------
                                                           Data                                Data
                                                          Centers    Corporate     Total      Centers   Corporate     Total
                                                          -------    ---------     -----      -------   ---------     -----
                                                                                  (in thousands)
Revenue................................................   $  3,869   $      --    $  3,869    $   939   $      --    $    939
Gross margin...........................................     (1,479)         --      (1,479)       220          --         220
Selling, general & administrative expenses.............      9,334       6,143      15,477      4,482      14,313      18,795
Impairment of long-lived assets........................      3,348          --       3,348         --          --          --
Depreciation and amortization..........................      5,583         876       6,459      2,046         563       2,609
Interest income........................................         --       2,078       2,078         --       1,176       1,176
Interest expense.......................................         --      11,387      11,387         --       9,762       9,762
                                                          --------    --------    --------    -------    --------    --------
Loss before extraordinary item.........................    (19,744)    (16,328)    (36,072)    (6,308)    (23,462)    (29,770)
Extraordinary gain  - extinguishment of debt...........         --      32,496      32,496         --          --          --
                                                          --------    --------    --------    -------    --------    --------
Net income (loss) from continuing operations...........   $(19,744)   $ 16,168    $ (3,576)   $(6,308)   $(23,462)   $(29,770)
                                                          ========    ========    ========    =======    ========    ========
Total assets...........................................   $109,837    $126,063    $235,900    $46,819    $323,701    $370,520
                                                          ========    ========    ========    =======    ========    ========


   At March 31, 2001, the net assets of our discontinued operations were $8.3 million.

5. LEGAL PROCEEDINGS

City of Anaheim

   See the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000 for our prior discussion of litigation with the City of Anaheim. On March 30, 2001, the Company, FirstWorld Anaheim and the City of Anaheim (the "City") entered into a Termination, Settlement and Release Agreement whereby the parties agreed, among other things, to terminate the Universal Telecommunications System Participation Agreement ("UTS Agreement") and the Agreement for Use of Operating Property ("Operating Agreement"). Under the Termination, Settlement and Release Agreement, the parties have agreed to fully and finally release each other from any claims that they may have, including any claims for payments or otherwise under the UTS Agreement and the Operating Agreement with no liability having accrued under either agreement. As consideration for termination of the UTS and Operating Agreements, FirstWorld Anaheim has agreed to convey title to certain fiber and equipment assets and to discontinue service to its customers in the City of Anaheim, and to withdraw its certification as a Competitive Local Exchange Carrier. Title to the DMS-500 switch and related equipment located in FirstWorld Anaheim's Central Office in Anaheim will not be conveyed to the City. In a separate Fiber Lease agreement, the City has granted FirstWorld Orange Coast the right to use certain City of Anaheim fiber in order to connect customers located in Irvine and surrounding areas to the DMS-500 switch located within the City of Anaheim.

Securities Class Action Lawsuit

   On July 7, 2000, a purported shareholder class action complaint was filed in federal district court in Colorado alleging that the Company and various of its officers and directors and underwriters violated certain federal securities laws by misstating, and by failing to disclose, certain financial and other business information (Michael Rasner v. Donald L. Sturm, et al., Civil Action No. 00-K-
             -----------------------------------------
1376). Ten additional complaints with similar allegations and class periods were later filed (collectively, the "Securities Litigation"). The Securities Litigation is brought on behalf of a purported class of purchasers of the Company's stock allegedly traceable to its March 8, 2000 initial public offering ("IPO"). The plaintiffs in the case are seeking, among other relief, class certification, money damages, pre-judgement interest, rescission, costs and attorney's fees. The court has consolidated the individual complaints into the Rasner case.  The underwriters are seeking indemnification from the
    ------
Company for any damages assessed against them in this action.

   On November 22, 2000, the lead plaintiff group filed its Consolidated Complaint. The emphasis of the Complaint is that at the time of the IPO, the Company knew that it would exit various lines of business and had certain operational and financial issues related to certain lines of business and allegedly failed to disclose these alleged facts in the prospectus relating to the IPO.

   The defendants, other than the underwriters, filed a Motion to Dismiss the complaint on January 22, 2001. The underwriters also filed a Motion to Dismiss on January 22, 2001. The plaintiff group has filed responses in opposition to those motions. The defendants, other than the underwriters, submitted their reply to the plaintiffs' response on March 19, 2001 and requested the court hear oral arguments on the Motion to Dismiss. The Court granted that request and scheduled oral arguments for June 20, 2001.

  The plaintiff group has served us with discovery requests; however, until the court rules on the Motion to Dismiss, we need not respond to any discovery requests. We believe that the allegations in the complaint are without merit, and we intend to vigorously defend against the claims. We do not believe that the outcome of this action will have a material adverse effect on our financial position, results of operations or liquidity; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of this action.

Transport Logic

   In February and March of 2000, the former shareholders of Oregon Professional Services, Inc. d/b/a Transport Logic, Anthony Schwartz, Shanna K. Dooley-Schwartz, Charles "Tod" Allen, Michael Fetzer and trusts controlled by them, filed lawsuits in the Circuit Court of Oregon for the County of Multnomah, asserting they were misled in connection with our acquisition of Transport Logic and requested that the Company be enjoined to issue them additional shares of the Company's common stock. After the court granted our Motion to Compel Arbitration, the parties submitted the matter to arbitration in Denver, Colorado at the Judicial Arbiter Group.

   The Claimants amended their claims and all Claimants now assert claims based on fraud by misrepresentation, for violations of Colorado and Oregon securities laws, violation of the escrow provisions of the purchase agreement and estoppel under the Stock Purchase Agreement. Finally, Claimants allege that we breached the escrow provisions of the Stock Purchase Agreement by not releasing funds related to the purchase and held in escrow. The Claimants seek to rescind the stock portion of the purchase of Transport Logic, and to recover pre- and post-judgment interest and attorneys' fees. In the alternative, the Claimants allege that they are entitled to money damages or an injunction compelling us to transfer additional shares of the Company's stock to claimants.

   We filed general denials to all claims and asserted counterclaims under the purchase and escrow agreements for breach of warranty and indemnification for attorneys' fees and costs incurred in the defense of the arbitration. We believe that the Claimants' allegations are without merit and have vigorously defended against the claims. The arbitration hearing took place during the week of April 9-13, 2001. The parties have submitted written closing argument briefs and are awaiting the arbitrator's ruling.

   We do not believe that the outcome of this action will have a material adverse effect upon our financial position, results of operations or liquidity; however, arbitration is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of this action.

Other

   The Company is engaged in other less significant legal matters arising in the ordinary course of its business and believes that the outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.

6. DISCONTINUED OPERATIONS

   Internet Services.   The Internet Services segment represents high-speed
Internet access such as dedicated access and digital subscriber lines; dial-up Internet access; shared Web hosting and related equipment sales. On January 31, 2001, the Company entered into an agreement with Earthlink, Inc. for the sale of our dial-up subscriber base. We received an initial payment of $989,000 in proceeds on February 1, 2001. The dial-up subscriber base is expected to be fully transitioned during the third quarter 2001, at which time, upon satisfaction of certain additional contingencies, we will receive the remaining proceeds, if any. For accounting purposes, it is anticipated that any potential sale or other disposition of the remaining assets of the Internet Services segment will not be completed until approximately August 2001.

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

   Communications. The Communications segment represents certain of the Company's Southern California operating subsidiaries, excluding certain operations associated with its Intelenet acquisition and certain data centers located in Southern California, which will remain part of continuing operations. The majority of this segment's operations are telephony related, although it also includes certain Internet services and Web integration services. In March 2001, the Company entered into an agreement to terminate its obligations to the City. See "Note 5 - Legal Proceedings - City of Anaheim" for a discussion of the transfer of assets to the City pursuant to the agreement. On April 3, 2001, notice was provided to certain of the Communications customers regarding discontinuation of certain services effective May 15, 2001. For accounting purposes, it is anticipated that any potential sale or other disposition of the remaining Communications segments assets will not be completed until approximately August 2001.

   The following is summarized financial information related to the discontinued operations:

                                                         Internet           Web
                                                         Services       Integration     Communications       Total
                                                         --------       -----------     --------------       -----
                                                                                 (in thousands)
For the Three Months Ended March 31, 2001:
 Revenue.............................................    $  5,281          $  3,190           $  3,302      $ 11,773
                                                         ========          ========           ========      ========
For the Three Months Ended March 31, 2000:
 Revenue.............................................    $  6,857          $  8,505           $  2,852      $ 18,214
                                                         ========          ========           ========      ========
 Loss from discontinued operations...................    $(10,187)         $   (654)          $ (9,073)     $(19,914)
                                                         ========          ========           ========      ========

   See the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000 for our prior discussion of loss from disposition of discontinued operations.

7. SUBSEQUENT EVENT

   The Compensation Committee of the Board of Directors, in accordance with the 401(k) Retirement Plan, approved a matching contribution in shares of the Company's Series B common stock. On April 26, 2001, the Company contributed approximately 1.2 million shares of Series B common stock to employee accounts at a price of $0.42 per share, which represented the closing price per share on April 25, 2001 as quoted on the Nasdaq National Market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   Verado Holdings, Inc. is a provider of outsourced managed services, data center, and Web and application hosting solutions for businesses. We provide customers space, power and Internet access within our nine geographically dispersed data centers. We also provide dedicated servers that are Internet connected servers, packaged as a complete Web, database, or application hosting solution. Our managed services allow customers to obtain functions that would be typically performed by an in-house Information Technology department.

   To date, the Company has generated cumulative net losses of approximately $482.0 million and, based upon our current business model, we expect to incur operating and net losses for the next few years and negative operating cash flow through at least the end of 2002. In order to achieve positive operating margins over time, the Company intends to increase the number of managed services and colocation customers and focus its resources on its data center business segment. Negative cash flow from discontinued operations is expected to decline as we implement cost saving plans and ultimately sell or otherwise dispose of these business segments.

Revenue

   Data center revenue is generated primarily by providing managed services (including administrative services, security services, monitoring and reporting services, database and application platforms), colocation (including space, power and Internet access), dedicated servers (including hardware, software and certain administrative services), and professional services. The monthly fee paid by a customer is primarily driven by the amount of space required to house its equipment and the related Internet connectivity and any managed or professional services provided. We generally charge a one-time set-up fee, which is recognized over the life of the related underlying contract.

Costs and Expenses

   Cost of Revenue

   Cost of revenue includes a variety of service and network operations costs. Network costs primarily consist of backbone transport charges and payments to other communications carriers for monthly recurring and non-recurring communications line charges incurred to provide connectivity between our customers, our data centers and the Internet. Other operational costs include rent, utilities and labor associated with our data centers and other network operations centers. We currently enter into operating leases for a significant portion of our infrastructure and data center space.

   Selling, General and Administrative Expenses ("SG&A")

   Selling expenses include sales and marketing expenses consisting of marketing salaries and benefits, commissions paid in connection with our sales programs, travel expenses, trade show expenses, promotional costs as well as costs associated with acquiring additional customers such as brochures, targeted advertising and promotional campaigns. We expect sales and marketing expenses associated with our data center business to increase as we continue to market our managed services and data centers to prospective customers. General and administrative expenses include, among other things, office rent, salaries and related expenses of management and support services personnel, billing and collections, occupancy fees, consulting fees and general corporate administrative expenses. We also include non-capitalizable costs associated with the development, support and expected growth of our operational support system platforms and a one-time bonus accrual made in 2000, which was owed to the Company's former Chief Executive Officer ("CEO") in connection with our initial public offering ("IPO"). Finally, amortization of deferred stock compensation, which represents a non-cash expense attributable to the conversion of Stock Appreciation Rights ("SARs") to stock options and options granted during the first quarter of 2000 at less than fair market value, is also included in SG&A.

   Impairment of Long-Lived Assets

   The impairment of long-lived assets associated with the goodwill related to the Intelenet acquisition was based on an analysis of expected future undiscounted net cash flows from specific customers. The estimated value of the goodwill was approximately $1.4 million at March 31, 2001, which resulted in an impairment of $3.3 million.

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

Interest

   Interest expense consists of interest expense associated with our April 13, 1998 issuance of our senior notes. We are not currently scheduled to make any cash interest payments on these senior notes until October 2003.

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

Loss from Discontinued Operations

   Loss from discontinued operations represents losses incurred in the Internet Services, Web Integration and Communications segments prior to September 1, 2000. The Statement of Operations for the quarter ended March 31, 2000 has been restated to reflect the discontinued operations.

Extraordinary Gain - Extinguishment of Debt

   Extraordinary gain - extinguishment of debt represents the gain recognized as a result of the early retirement of a portion of our senior notes, net of the accelerated recognition of related deferred financing costs.

Results of Operations

Quarter Ended March 31, 2001 Compared With Quarter Ended March 31, 2000

Revenue

   Data center revenue increased from $939,000 for the quarter ended March 31, 2000 to $3.9 million for the quarter ended March 31, 2001, an increase of $2.9 million. The increase in data center revenue was primarily due to the addition of customers to our nine data centers, which we continued to open throughout 2000. As of March 31, 2001, we had 153 data center customers, primarily all of which were colocation customers (including 27 customers for which we were not recognizing revenue due to their failure to pay as agreed). Approximately 12% of our sellable square footage was occupied.

   Included in the $3.9 million of revenue for the quarter ended March 31, 2001, was approximately $450,000 related to certain non-recurring revenue. The Company expects that the amount of revenue for the quarter ended June 30, 2001 will be approximately the same as the revenue for the quarter ended March 31, 2001, less the non-recurring revenue of approximately $450,000. Also, the Company is currently finalizing the migration of certain of the operations currently reflected in Discontinued Operations to continuing operations, including shared Web hosting and certain dedicated access. After considering the migration of these operations, it is anticipated that revenue for the quarter ended June 30, 2001 will be between $4.3 million and $4.5 million. Lastly, we will be transferring the operations of the Glendale data center to the Irvine data center and anticipate closing this 5,000 square foot Glendale facility by June 30, 2001. We do not anticipate that the closure of this facility will have a material effect on our results of future operations.

Costs and Expenses

   Cost of revenue. Cost of revenue increased from $719,000 for the quarter ended March 31, 2000 to $5.3 million for the quarter ended March 31, 2001, an increase of $4.6 million. The increase in cost of revenue was due to our nine data centers, which we continued to open throughout 2000 and the increase in our customer base. We anticipate that we will continue to have negative margins associated with the data center business as we strive to fill our data centers and develop new products.

   Selling, general and administrative expense ("SG&A").   SG&A expenses
decreased from $18.8 million for the quarter ended March 31, 2000 to $15.5 million for the quarter ended March 31, 2001, a decrease of $3.3 million. Salaries and other related expenses decreased approximately $4.9 million for the quarter ended March 31, 2001 primarily due to the March 31, 2000 recognition of a $9.6 million bonus expense related to our IPO that was subsequently paid to our former CEO, offset in part by a $4.7 million increase in salaries and other related expenses due to the addition of personnel as a result of internal growth and expansion of our data center business. In addition, amortization of deferred stock compensation decreased $964,000 primarily due to the cancellation of SARs and options associated with employees that were terminated since March 2000. The expense for the quarter has been adjusted to reflect the unvested portions of the SARs and options related to employees that terminated during the period. Partially offsetting these decreases was a $949,000 increase in advertising costs due to our targeted advertising and promotional campaigns related to our data center business and our February 12, 2001 name change and a $592,000 increase in computer maintenance associated primarily with our operational support system platforms. The remaining increase was due to higher overall expenses resulting from the expansion of our operations in accordance with our business plan.

   Impairment of long-lived assets. Impairment of long-lived assets was $3.3 million for the quarter ended March 31, 2001. There was no impairment for the quarter ended March 31, 2000. The impairment of long-lived assets was associated with the goodwill related to the Intelenet acquisition and based on an analysis of expected future undiscounted net cash flows from specific customers, which resulted in an impairment of $3.3 million.

   Depreciation and amortization. Depreciation and amortization expenses increased from $2.6 million for the quarter ended March 31, 2000 to $6.5 million for the quarter ended March 31, 2001, an increase of $3.9 million. The increase was primarily due to depreciation associated with our data centers.

Other

   Interest income. Interest income increased from $1.2 million for the quarter ended March 31, 2000 to $2.1 million for the quarter ended March 31, 2001, an increase of $902,000. The average cash, cash equivalents and marketable securities balances during the quarter ended March 31, 2001 and 2000 were approximately $131.0 million and $77.4 million, respectively. In addition, the weighted average interest rates were 6.27% for the quarter ended March 31, 2001 compared to 6.35% for the quarter ended March 31, 2000, a decrease of 0.08%.

   Interest expense. Interest expense increased from $9.8 million for the quarter ended March 31, 2000 to $11.4 million for the quarter ended March 31, 2001, an increase of $1.6 million. This increase relates primarily to interest expense associated with the senior notes. The Company is not currently scheduled to make any cash interest payments on the senior notes until October 2003. As a result of the retirement of a portion of our senior notes, interest expense will increase at a slower rate. Capitalized interest related to the Data Center business segment for the quarter ended March 31, 2001 and 2000 was $32,000 and $158,000, respectively. There was no capitalized interest related to discontinued operations for the quarter ended March 31, 2001. Capitalized interest related to discontinued operations for the quarter ended March 31, 2000 was $30,000.

   Loss from discontinued operations. Loss from discontinued operations was $19.9 million for the quarter ended March 31, 2000. This loss was primarily due to the costs associated with operating each of the discontinued operating segments for the three months ended March 31, 2000. There was no loss from discontinued operations for the quarter ended March 31, 2001 as anticipated losses have been previously provided for as "Loss from Disposition of Discontinued Operations" in accordance with discontinued operations accounting treatment. See the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000 for our prior discussion of Discontinued Operations.

   Extraordinary gain - extinguishment of debt. Extraordinary gain - extinguishment of debt was $32.5 million for the quarter ended March 31, 2001 and represents the gain recognized as a result of the early retirement of a portion of our senior notes, net of the accelerated recognition of related
deferred financing costs.   There was no extraordinary gain - extinguishment of
debt for the quarter ended March 31, 2000.

Liquidity and Capital Resources

   The Company's operations have required and will continue to require capital investment for the design, enhancement and additional build-out of our data centers and network, development of new data center product offerings, including managed services, installation of electronics and other related equipment and the continued development of operational support system platforms. In addition, we expect to incur operating losses for at least the next few years as we anticipate filling our data centers and develop new products. Furthermore, we expect to continue to experience net cash usage related to our discontinued operations until such time that we sell or otherwise dispose of these businesses. Historically, we have satisfied our cash requirements through the issuance of equity and debt securities.

   We had $108.8 million and $141.6 million of cash, cash equivalents and marketable securities as of March 31, 2001 and December 31, 2000, respectively. In addition, we had an accumulated deficit of $482.0 million and $478.4 million as of March 31, 2001 and December 31, 2000, respectively. The Company's most significant sources and uses of funds for the three months ended March 31, 2001 were as follows (in thousands):

   Source of funds:
     Proceeds from the exercise of stock options, warrants or employee
       stock purchase plan                                              $   219
                                                                        -------
          Total source of cash                                          $   219
                                                                        =======

   Uses of funds:
     Payments related to the retirement of senior notes                 $11,234
     Net cash used by discontinued operations                             5,140
     Purchases of property and equipment                                 10,279
     Net cash used by operating activities                                6,335
                                                                        -------
          Total uses of cash                                            $32,988
                                                                        =======

   On January 31, 2001, the Company entered into an agreement with Earthlink, Inc. for the sale of our dial-up subscriber base. We received an initial payment of $989,000 in proceeds on February 1, 2001. The dial-up subscriber base is expected to be transitioned during the third quarter of 2001, at which time, upon satisfaction of certain additional contingencies, we will receive the remaining proceeds, if any. As a result of this sale and other cost reduction efforts, we believe that net cash usage for the Internet Services segment will decrease. The Company is continuing to review various alternatives relating to the disposal of the remaining Internet Services assets; including, but not limited to, further discounting the remaining assets, selling or otherwise disposing of additional portions of the Internet Services assets in unrelated transactions, liquidation and transfer of certain operations to continuing operations. The Internet Services segment is reflected in Discontinued Operations.

   The Company has entered into an agreement with a buyer for the Web Integration segment and subject to certain contingencies anticipates that this transaction will close during the second quarter of 2001. There can be no assurance that this transaction will be completed in this time frame or at all. The Web Integration segment is reflected in Discontinued Operations.

   In March 2001, the Company entered into an agreement to terminate its obligations to the City. See "Note 5 - Legal Proceedings - City of Anaheim" for a discussion of the transfer of assets to the City pursuant to the agreement. As a result of the termination of these obligations, FirstaWorld Anaheim has been released of approximately $40.0 million of obligations. The Company is continuing to review various alternatives relating to the disposal of the remaining assets, including, but not limited to, further discounting the assets, selling portions of the assets in unrelated transactions, liquidation and transfer of certain operations to continuing operations. The Communications segment is reflected in Discontinued Operations.

   Based upon the execution of its current business model, the Company believes its existing cash, cash equivalents and marketable securities will be sufficient to meet its anticipated cash needs for working capital and capital expenditures into the middle of 2002. The current business model assumes that the sales or other disposition of the discontinued segments will be completed by August 31, 2001 and that aggregate proceeds are expected to be approximately $25.0 million. However, there can be no assurance that the
Company: (i) will be able to execute this business model, including attracting and maintaining customers; (ii) will be able to sell or otherwise dispose of some or all of these assets in the anticipated time frame or at all; or (iii) will receive cash proceeds in the amounts contemplated from any potential sale or other disposition. Depending upon the outcome of these planned divestitures, the execution of the business model and other risks, we may require additional funds to support our working capital and capital expenditure requirements and may explore means to raise additional funds through equity, debt financing and vendor financing. Any additional financing we may need may not be available on terms favorable to us or at all.

   Verado is finalizing a financing agreement in the form of a capital lease to fund approximately $13.5 million of equipment purchases and required maintenance with one of its vendors. During the first quarter of 2001, the Company began purchasing equipment pursuant to this agreement. As the terms of the agreement have not been finalized, the liability associated with these purchases is reflected in Accounts Payable. The Company anticipates executing the agreement during the second quarter.

   We have a number of commitments, including certain contractual obligations with the Irvine Company, a long distance carrier, network operators and real estate companies. See further discussion in the financial statements included in the Company's Form 10-K for the year ended December 31, 2000.

   On April 3, 2001, the Company received written notice from the Nasdaq National Market ("Nasdaq") that the Company's Series B common stock has failed to maintain a minimum bid price of $5.00 over the last 30 consecutive trading days as required by Marketplace Rule 4450(b)(4). In accordance with Marketplace Rule 4310(c)(8)(B), the Company has been provided 90 calendar days, or until July 2, 2001, to regain compliance with Rule 4450(b)(4). If at anytime before July 2, 2001, the bid price of the Company's Series B common stock is at least $5.00 for 10 consecutive trading days, the Company will have achieved compliance with Nasdaq's requirements. If the Company is unable to demonstrate compliance on or before July 2, 2001, Nasdaq will provide the Company with written notification that its securities will be delisted from the Nasdaq. At that time, the Company may appeal Nasdaq's decision to a Nasdaq Listing Qualifications Panel.

   Nasdaq has also notified the Company that it does not meet the $4.0 million net tangible asset listing requirement applicable to a Nasdaq issuer with a minimum bid price of at least $1.00. When and if the Company receives a delisting notification of its failure to meet the $5.00 minimum bid price requirement, we will request a hearing with Nasdaq to discuss our ability to achieve compliance with the Nasdaq listing standards including the $4.0 million net tangible asset listing test and the $1.00 minimum bid price standards.
There can be no assurance that Nasdaq will grant the Company an exception to its listing requirements. If a Nasdaq Listing Qualifications Panel denies our appeal, we will seek to have our Series B common stock listed on the Nasdaq Small Cap Market. Because our Series B common stock continues to trade below $1.00 per share, there is no assurance that Nasdaq would permit us to list our Series B common stock on the Nasdaq Small Cap Market. If we were unsuccessful in moving our Series B common stock to the Nasdaq Small Cap Market, we would intend to then move to the Over the Counter Bulletin Board or another quotation system or exchange on which we could qualify.

   To date, we have satisfied our cash requirements through the private placements of debt and equity securities and through an IPO of our Series B common stock. From our inception through March 31, 2001, we raised approximately $362.0 million in net proceeds from the sale of equity securities and $241.8 million in net proceeds from the sale of debt securities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   As of March 31, 2001, the Company's interest bearing cash equivalents and short-term investments consisted exclusively of commercial paper having original maturities of six months or less. The Company classifies those instruments having original maturities of three months or less as cash equivalents whereas instruments having original maturities of greater than three months, but less than six months, are classified as short-term investments. The Company places its commercial paper investments with high credit-quality counterparties and limits the amount of credit exposure to any one entity. The Company has the ability and intent to hold such investments, which are not held for trading or speculative purposes, through their maturity dates.

   The Company's long-term debt at March 31, 2001 consisted of senior notes which bear interest at a fixed rate. The senior notes accrete in value at a stated rate of 13% per annum through April 2003 and thereafter bear interest at a stated rate of 13% per annum payable semi-annually in arrears. The senior notes mature as to principal in the aggregate amount of $408.9 million in April 2008. The Company has no cash flow exposure due to rate changes for its senior notes. The carrying value of the senior notes at March 31, 2001 was $302.0 million. The fair value of the Company's senior notes, determined based on the quoted high-yield market bid price, approximated $54.2 million at March 30, 2001.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

City of Anaheim

   See the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000 for our prior discussion of litigation with the City of Anaheim. On March 30, 2001, the Company, FirstWorld Anaheim and the City of Anaheim (the "City") entered into a Termination, Settlement and Release Agreement whereby the parties agreed, among other things, to terminate the Universal Telecommunications System Participation Agreement ("UTS Agreement") and the Agreement for Use of Operating Property ("Operating Agreement"). Under the Termination, Settlement and Release Agreement, the parties have agreed to fully and finally release each other from any claims that they may have, including any claims for payments or otherwise under the UTS Agreement and the Operating Agreement with no liability having accrued under either agreement. As consideration for termination of the UTS and Operating Agreements, FirstWorld Anaheim has agreed to convey title to certain fiber and equipment assets and to discontinue service to its customers in the City of Anaheim, and to withdraw its certification as a Competitive Local Exchange Carrier. Title to the DMS-500 switch and related equipment located in FirstWorld Anaheim's Central Office in Anaheim will not be conveyed to the City. In a separate Fiber Lease agreement, the City has granted FirstWorld Orange Coast the right to use certain City of Anaheim fiber in order to connect customers located in Irvine and surrounding areas to the DMS-500 switch located within the City of Anaheim.

Securities Class Action Lawsuit

   On July 7, 2000, a purported shareholder class action complaint was filed in federal district court in Colorado alleging that the Company and various of its officers and directors and underwriters violated certain federal securities laws by misstating, and by failing to disclose, certain financial and other business information (Michael Rasner v. Donald L. Sturm, et al., Civil Action No. 00-K-
             -----------------------------------------
1376). Ten additional complaints with similar allegations and class periods were later filed (collectively, the "Securities Litigation"). The Securities Litigation is brought on behalf of a purported class of purchasers of the Company's stock allegedly traceable to its March 8, 2000 IPO. The plaintiffs in the case are seeking, among other relief, class certification, money damages, pre-judgement interest, rescission, costs and attorney's fees. The court has consolidated the individual complaints into the Rasner case. The underwriters
                                                ------
are seeking indemnification from the Company for any damages assessed against them in this action.

   On November 22, 2000, the lead plaintiff group filed its Consolidated Complaint. The emphasis of the Complaint is that at the time of the IPO, the Company knew that it would exit various lines of business and had certain operational and financial issues related to certain lines of business and allegedly failed to disclose these alleged facts in the prospectus relating to the IPO.

   The defendants, other than the underwriters, filed a Motion to Dismiss the complaint on January 22, 2001. The underwriters also filed a Motion to Dismiss on January 22, 2001. The plaintiff group has filed responses in opposition to those motions. The defendants, other than the underwriters, submitted their reply to the plaintiffs' response on March 19, 2001 and requested the court hear oral arguments on the Motion to Dismiss. The Court granted that request and scheduled oral arguments for June 20, 2001.

   The plaintiff group has served us with discovery requests; however, until the court rules on the Motion to Dismiss, we need not respond to any discovery requests. We believe that the allegations in the complaint are without merit, and we intend to vigorously defend against the claims. We do not believe that the outcome of this action will have a material adverse effect on our financial position, results of operations or liquidity; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of this action.

Transport Logic

   In February and March of 2000, the former shareholders of Oregon Professional Services, Inc. d/b/a Transport Logic, Anthony Schwartz, Shanna K. Dooley-Schwartz, Charles "Tod" Allen, Michael Fetzer and trusts controlled by them, filed lawsuits in the Circuit Court of Oregon for the County of Multnomah, asserting they were misled in connection with our acquisition of Transport Logic and requested that the Company be enjoined to issue them additional shares of the Company's common stock. After the court granted our Motion to Compel Arbitration, the parties submitted the matter to arbitration in Denver, Colorado at the Judicial Arbiter Group.

   The Claimants amended their claims and all Claimants now assert claims based on fraud by misrepresentation, for violations of Colorado and Oregon securities laws, violation of the escrow provisions of the purchase agreement and estoppel under the Stock Purchase Agreement. Finally, Claimants allege that we breached the escrow provisions of the Stock Purchase Agreement by not releasing funds related to the purchase and held in escrow. The Claimants seek to rescind the stock portion of the purchase of Transport Logic, and to recover pre- and post-judgment interest and attorneys' fees. In the alternative, the Claimants allege that they are entitled to money damages or an injunction compelling us to transfer additional shares of the Company's stock to claimants.

   We filed general denials to all claims and asserted counterclaims under the purchase and escrow agreements for breach of warranty and indemnification for attorneys' fees and costs incurred in the defense of the arbitration. We believe that the Claimants' allegations are without merit and have vigorously defended against the claims. The arbitration hearing took place during the week of April 9-13, 2001. The parties have submitted written closing argument briefs and are awaiting the arbitrator's ruling.

   We do not believe that the outcome of this action will have a material adverse effect upon our financial position, results of operations or liquidity; however, arbitration is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of this action.

Other

   The Company is engaged in other less significant legal matters arising in the ordinary course of its business and believes that the outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        No exhibits were filed with this report on Form 10-Q.

(b)     Two reports on Form 8-K have been filed since December 31, 2000:

                                                        Were any financial
                     Item Reported                       statements filed?    Date of filing
                     -------------                       -----------------    --------------
Item 5 -Other Event - Company Name Change                        No           February 12, 2001

Item 5 -Other Event - City of Anaheim Settlement and
        Sale of Dial-Up Subscribers                              No           April 27, 2001


                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: May 10, 2001        VERADO HOLDINGS, INC.

                                  /s/ J. Thomas McGrath
                                  --------------------------------------------
                                  Name: J. Thomas McGrath
                                  Title: President and Chief Executive Officer

        SIGNATURE                             TITLE                                  DATE
        ---------                             -----                                  ----
   /s/ J. Thomas McGrath   President, Chief Executive Officer                   May 10, 2001
-------------------------
                           and Director (Principal Executive Officer)

   /s/ Steven D. Butler    Chief Financial Officer                              May 10, 2001
-------------------------
                           (Principal Financial and Chief Accounting Officer)