Form 10-Q
period 2001-06-30
VERADO HOLDINGS INC
filed 2001-08-08
CIK 1061583

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                                 [X] YES [ ] NO



    AS OF AUGUST 1, 2001, THE REGISTRANT'S OUTSTANDING COMMON STOCK CONSISTED OF 5,090,165 SHARES OF SERIES A COMMON STOCK AND 48,904,172 SHARES OF SERIES B COMMON STOCK.

================================================================================

VERADO HOLDINGS, INC.
INDEX




                                                                                       PAGE
                                                                                       ----
FORWARD-LOOKING STATEMENTS                                                               3

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
   Consolidated Balance Sheets at June 30, 2001 (unaudited) and
     December 31, 2000 ...........................................................       5
   Consolidated Statements of Operations (unaudited) for the three and
     six months ended June 30, 2001 and 2000......................................       6
   Consolidated Statement of Stockholders' Deficit (unaudited)
     for the six months ended June 30, 2001.......................................       7
   Consolidated Statements of Cash Flows (unaudited) for the
     six months ended June 30, 2001 and 2000......................................       8
   Notes to Consolidated Financial Statements (unaudited).........................       9

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations......................................................      16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...............      22

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings........................................................      22
Item 4.  Submission of Matters to a Vote of Security Holders......................      24
Item 5.  Other Information........................................................      24
Item 6.  Exhibits and Reports on Form 8-K.........................................      25

SIGNATURES........................................................................      26

FORWARD-LOOKING STATEMENTS

      Statements included in this Form 10-Q which are not historical in nature are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. For example, without limitation, Verado's projections regarding its financial expectations; business opportunities and competitive market position; its financial and cash position; industry growth and its ability to take advantage of industry growth and sell its products; network enhancement, development, expansion and performance; the successful launch, implementation, performance and sales of its services and products, including its managed and professional services products; its ability to meet the applicable listing requirements for continued listing on the Nasdaq National Market; the outcome of certain material litigation; the ability of the Company to successfully execute its business model; the ability to sell or otherwise dispose of certain business segments; the successful transition to the name "Verado"; and its ability to obtain needed financing are forward-looking. Actual events or results may differ materially from the forward-looking statements set forth in this Form 10-Q and are subject to risks and uncertainties such as: our ability to properly forecast operating results and cash usage; changes in our marketplace and in the technology being adopted for our data center and managed and professional services products; the performance of our network services and products; our ability to sell, grow and maintain demand for the use of our services and products; our ability to control operating expenses; our ability to retain existing customers, obtain new customers and increase their level of use of our services and products; the success of and market share realized by our competitors; our ability to obtain financing on terms favorable or acceptable to us, if at all; the continued viability of our customers in light of volatile economic conditions; our ability to successfully develop and introduce new services and products in a timely manner; our ability to successfully develop and execute a plan to meet the applicable listing requirements for continued listing on the Nasdaq National Market and thereby avoid delisting; our ability to successfully defend against any challenges to the use of our name "Verado", service marks, trademarks, copyrights or intellectual property and our ability to successfully defend the securities class action litigation Civil Action No. 00-K-1376 in the United States District Court for the District of Colorado. There can be no assurance that we will be able to successfully realize our expectations, and, accordingly, the occurrence of one or more of these risks, or the failure to achieve one or more of these forward-looking objectives, may cause the prevailing value of our publicly traded debt and equity securities to decrease. Verado has no obligation to update forward-looking statements. Readers are encouraged to refer to Verado's reports from time to time filed with the Securities and Exchange Commission, including the "risk factors" sections of our registration statement on Form S-1 filed March 7, 2000 and the "risk factors" and "management's discussion and analysis of financial condition and results of operations" sections of our Annual Report on Form 10-K filed March 30, 2001 for further discussions of Verado's business and risk factors that may affect operating and financial results and forward-looking statements.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                         PART I. FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

VERADO HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                JUNE 30,          DECEMBER 31,
                                                                                                  2001               2000
                                                                                              ------------        -----------
                                                                                              (UNAUDITED)
                                         ASSETS
Current assets:
 Cash and cash equivalents.........................................................           $    62,907         $    15,301
 Marketable securities.............................................................                24,694             126,274
 Accounts receivable, net..........................................................                 1,728               1,950
 Prepaid expenses and other........................................................                 5,372               4,777
                                                                                              -----------         -----------
        Total current assets.......................................................                94,701             148,302
                                                                                              -----------         -----------

Property and equipment.............................................................               123,135             118,760
Accumulated depreciation, property and equipment...................................               (23,191)            (12,441)
                                                                                              -----------         -----------
        Net property and equipment.................................................                99,944             106,319
Goodwill and intangibles, net......................................................                 1,081               6,442
Deferred financing costs, net......................................................                 5,225               6,450
Other assets.......................................................................                 1,254                 866
Long-haul network rights, not in service...........................................                    --               4,408
Net assets of discontinued operations..............................................                    --               3,029
                                                                                              -----------         -----------
        Total assets...............................................................           $   202,205         $   275,816
                                                                                              ===========         ===========


                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable..................................................................           $     3,947         $    13,921
 Deferred revenue..................................................................                 2,250               1,758
 Accrued payroll and related liabilities...........................................                 3,485               4,072
 Other accrued expenses............................................................                 4,888               3,789
 Net liabilities of discontinued operations........................................                 9,395                  --
                                                                                              -----------         -----------
        Total current liabilities..................................................                23,965              23,540

Long-term debt, net of discount....................................................               312,469             335,372
                                                                                              -----------         -----------
        Total liabilities..........................................................               336,434             358,912
                                                                                              -----------         -----------

Stockholders' deficit:
 Preferred stock, $.0001 par value per share: 10,000,000 shares
     authorized; no shares outstanding.............................................                    --                  --
 Common stock, voting, $.0001 par value per share: 500,000,000 shares authorized;
     Series A, 10,135,164 shares designated; 5,090,165 and 5,101,831 shares issued and outstanding at June 30, 2001 and December 31, 2000,
       respectively................................................................                     1                   1
     Series B, 489,864,836 shares designated; 48,747,727 and 47,313,002 shares issued and outstanding at June 30, 2001 and December 31, 2000,
       respectively................................................................                     5                   4
 Additional paid-in capital........................................................               398,201             399,136
 Deferred stock compensation.......................................................                (1,546)             (3,863)
 Accumulated deficit...............................................................              (530,890)           (478,374)
                                                                                              -----------         -----------
        Total stockholders' deficit................................................              (134,229)            (83,096)
                                                                                              -----------         -----------
        Total liabilities and stockholders' deficit................................           $   202,205         $   275,816
                                                                                              ===========         ===========

                 See notes to consolidated financial statements.

VERADO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)



                                                               THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                    JUNE 30,                           JUNE 30,
                                                         -----------------------------      ------------------------------
                                                             2001              2000             2001              2000
                                                         -----------       -----------      -----------        -----------
Revenue..............................................    $     4,417       $     3,075      $     9,603        $     5,395

Costs and expenses:
    Cost of revenue..................................          5,927             2,792           11,955              4,134
    Selling, general and administrative expenses.....         14,345            13,419           30,192             32,691
    Impairment of long-lived assets..................         (1,560)               --            1,788                 --
    Depreciation and amortization....................          5,962             3,425           12,421              6,033
                                                         -----------       -----------      -----------        -----------
       Total costs and expenses......................         24,674            19,636           56,356             42,858
                                                         -----------       -----------      -----------        -----------

Operating loss.......................................        (20,257)          (16,561)         (46,753)           (37,463)

Other income (expense):
    Gain on the sale of assets.......................             --             5,501               --              5,501
    Interest income..................................          1,100             4,263            3,178              5,439
    Interest expense.................................        (10,644)           (9,815)         (22,030)           (19,577)
                                                         -----------       -----------      -----------        -----------
       Total other expense...........................         (9,544)              (51)         (18,852)            (8,637)
                                                         -----------       -----------      -----------        -----------

Loss from continuing operations......................        (29,801)          (16,612)         (65,605)           (46,100)

Loss from discontinued operations....................             --           (22,747)              --            (42,943)
Loss on disposition of discontinued operations.......        (19,407)               --          (19,407)                --
                                                         -----------       -----------      -----------        -----------

Loss before extraordinary item.......................        (49,208)          (39,359)         (85,012)           (89,043)

Extraordinary gain--extinguishment of debt...........             --                --           32,496                 --
                                                         -----------       -----------      -----------        -----------

Net loss.............................................    $   (49,208)      $   (39,359)     $   (52,516)       $   (89,043)
                                                         ===========       ===========      ===========        ===========

Basic and diluted loss per common share:
    Loss from continuing operations..................    $     (0.56)      $     (0.32)     $     (1.24)       $     (1.06)
    Loss from discontinued operations................          (0.36)            (0.45)           (0.36)             (0.99)
                                                         -----------       -----------      -----------        -----------
    Loss before extraordinary item...................          (0.92)            (0.77)           (1.60)             (2.05)
    Extraordinary gain - extinguishment of debt......             --                --             0.61                 --
                                                         -----------       -----------      -----------        -----------
    Net loss.........................................    $     (0.92)      $     (0.77)     $     (0.99)       $     (2.05)
                                                         ===========       ===========      ===========        ===========
Weighted average shares outstanding, basic
    and diluted......................................     53,453,365        51,252,275       52,986,544         43,575,244
                                                         ===========       ===========      ===========        ===========


                 See notes to consolidated financial statements.

VERADO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT  (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)


                                           Series A                Series B                        Deferred                Total
                                         Common Stock            Common Stock         Additional    Stock      Accum-      Stock-
                                     --------------------     --------------------     Paid-in      Compen-    ulated      holders'
                                      Shares      Amount        Shares     Amount      Capital      sation     Deficit     Deficit
                                     ---------   --------     ----------  --------   -----------  ----------  ----------  ---------
Balance at January 1, 2001.........  5,101,831   $      1     47,313,002   $     4   $ 399,136    $  (3,863)  $(478,374)  $ (83,096)
Conversion of Series A common
  stock to Series B common stock...    (11,666)        --         11,666        --          --           --          --          --
Issuance of common stock upon
  exercise of options, warrants or
  employee stock plan purchases....         --         --        210,548        --         219           --          --         219
Issuance of common stock
  representing a 401(k) matching
  contribution.....................         --         --      1,212,511         1         512           --          --         513
Amortization of deferred stock
  compensation.....................         --         --             --        --          --          651          --         651
Write-down of deferred
  compensation related to
  terminated employees.............         --         --             --        --      (1,666)       1,666          --          --
Net loss...........................         --         --             --        --          --           --     (52,516)    (52,516)
                                     ---------   --------   ------------   -------   ---------    ---------   ---------   ---------
Balance at June 30, 2001...........  5,090,165   $      1     48,747,727   $     5   $ 398,201    $  (1,546)  $(530,890)  $(134,229)
                                     =========   ========   ============   =======   =========    =========   =========   =========

                 See notes to consolidated financial statements.

VERADO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)


                                                                                          SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                     ---------------------------
                                                                                       2001              2000
                                                                                     ---------        ----------
Cash flows from operating activities:
  Net loss...............................................................            $(52,516)        $ (89,043)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation and amortization expense................................              12,421             6,033
    Accretion of senior notes............................................              21,646            19,985
    Impairment of long-lived assets......................................               1,788                --
    Amortization of deferred stock compensation..........................                 424             3,170
    Amortization of deferred financing costs.............................                 406               445
    Compensation charges resulting from initial public offering..........                  --             8,537
    Gain on sale of assets...............................................                  --            (5,501)
    Extraordinary gain - extinguishment of debt..........................             (32,496)               --
    Loss from discontinued operations....................................              19,407            42,943
    Other non-cash charges...............................................                  --               492
  Changes in assets and liabilities:
    Accounts receivable..................................................                 222            (1,904)
    Other assets.........................................................               5,577            (5,455)
    Accounts payable.....................................................              (1,292)              764
    Accrued payroll and related liabilities..............................                 (74)              209
    Deferred revenue.....................................................                 492               331
    Other liabilities....................................................               1,099               726
                                                                                     --------         ---------
    Net cash used by operating activities................................             (22,896)          (18,268)
                                                                                     --------         ---------
Cash flows from investing activities:
  Maturities of held-to-maturity marketable securities...................             141,056            40,276
  Purchases of held-to-maturity marketable securities....................             (39,476)         (191,432)
  Purchase of property and equipment.....................................             (13,307)          (45,636)
  Acquisition of assets and intangibles..................................                  --            (2,400)
  Proceeds from the sale of assets.......................................                  --             7,230
                                                                                     --------         ---------
    Net cash provided (used) by investing activities.....................              88,273          (191,962)
                                                                                     --------         ---------
Cash flows from financing activities:
  Payment related to the retirement of Senior Notes......................             (11,234)               --
  Principal payments on debt and capital leases..........................                  --              (143)
  Proceeds from initial public offering, net of offering costs...........                  --           180,957
  Proceeds from private placements.......................................                  --            91,500
  Proceeds from 1999 Equity Investment, net of offering costs............                  --            20,000
  Proceeds from exercise of stock options, warrants and employee stock
  purchase plan..........................................................                 219             5,686
                                                                                     --------         ---------
    Net cash provided (used) by financing activities.....................             (11,015)          298,000

  Net cash used by discontinued operations...............................              (6,756)          (58,197)
                                                                                     --------         ---------

Net increase in cash and cash equivalents................................              47,606            29,573
Cash and cash equivalents, beginning of period...........................              15,301            28,608
                                                                                     --------         ---------
Cash and cash equivalents, end of period.................................            $ 62,907         $  58,181
                                                                                     ========         =========

                 See notes to consolidated financial statements.

VERADO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Verado Holdings, Inc. and its wholly owned subsidiaries (collectively, the "Company", "Verado", "its", "we," "us" and "our"). All significant intercompany transactions and balances have been eliminated in consolidation.

     In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments (consisting of normal recurring items) necessary for a fair presentation of results for the interim periods presented by the Company. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated financial statements and footnote disclosures should be read in conjunction with the audited consolidated financial statements and related notes thereto filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain 2000 amounts have been reclassified to conform to the 2001 basis of presentation.

    The Company's operations have required and will continue to require capital investment for the design, enhancement and additional build-out of its data centers and, network; development of new data center product offerings, including managed and professional services; installation of electronics and other related equipment and the continued development of operational support system platforms. The Company expects to incur operating losses for at least the next several years as it fills its data centers and develops new products. In addition, the Company expects to continue to experience net cash usage related to its discontinued operations until such time that it sells or otherwise disposes of these businesses. The Company has satisfied its cash requirements through the issuance of equity and debt securities and lease financing; however, there is no assurance that the Company will be able to obtain such funding in the future if required.

2.  ACCOUNTING POLICIES

Impairment of long-lived assets

     The impairment of long-lived assets relates to the goodwill associated with the Intelenet acquisition offset by the reversal of an impairment recognized during the year ended December 31, 2000. The impairment of long-lived assets associated with the goodwill related to the Intelenet acquisition was based on an analysis of expected future undiscounted net cash flows from specific customers. The estimated value of the goodwill was approximately $1.4 million at March 31, 2001, which resulted in an impairment of $3.3 million. During the year ended December 31, 2000, the Company recognized an impairment of $1.9 million associated with the write-down of credits related to equipment returned to a certain vendor, for which the Company had no use and did not expect to receive payment. During the three months ended June 30, 2001, the Company negotiated a settlement with the vendor and received $1.6 million in cash as net consideration for the credits.

Loss per share of common stock

     Basic loss per share was computed using the weighted average number of common shares outstanding during the period. Diluted loss per share would be determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. The computation of earnings per share did not assume conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on earnings per share. Since the Company has incurred only net losses, the inclusion of any stock options, warrants or other rights in the calculation of loss per share would be anti-dilutive. However, if the securities were not anti-dilutive they would increase the number of shares outstanding by approximately 8.5 million and 8.4 million options for the three and six months ended June 30, 2001, respectively, and approximately 23.2 million warrants for both the three and six months ended June 30, 2001, compared to approximately 3.1 million and 4.2 million options for the three and six months ended June 30, 2000, respectively, and approximately 17.9 million and 19.8 million warrants for the three and six months ended June 30, 2000, respectively.

Allowance for doubtful accounts

     The allowance for doubtful accounts was $1.3 million at June 30, 2001 and December 31, 2000.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This pronouncement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. This Statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. The Company is required to adopt SFAS 142 at the beginning of the fiscal year ended December 31, 2002. The Company does not expect that the adoption of SFAS 142 will have a material impact on the Company's results of operations, financial position or cash flows.


3.   SENIOR NOTES

     During the quarter ended March 31, 2001, the Company spent approximately $11.2 million to retire a portion of its senior notes. As a result, we recognized an extraordinary gain of approximately $32.5 million, net of the accelerated recognition of related deferred financing costs of approximately $819,000.

4.   LEASE

     The Company has finalized a master lease agreement with one of its vendors that allows it to finance up to $20.4 million in equipment and/or other associated costs. For all leased equipment or other costs under this agreement, the term is 24 months with an option to purchase the equipment at fair market value at the end of the lease term. The leased equipment is accounted for as an operating lease. Through June 30, 2001, there has been approximately $11.8 million of equipment leased and other costs incurred. The agreement was effective beginning June 2001 and as a result the Company began recognizing the related monthly expenses of approximately $420,000 per month. Substantially all of the payment was reflected in cost of revenue. The Company also purchased $2.6 million of maintenance services to cover the leased equipment; of which approximately $108,000 was recognized during the quarter ended June 30, 2001. Subsequent to June 30, 2001, the Company leased an additional $474,000 of equipment. The monthly payment related to this equipment is $17,000 per month and will be reflected in cost of revenue as well. The Company has until September 30, 2001 to utilize any of the remaining $8.1 million available under this lease.

     Pursuant to the provisions of the agreement, the Company must establish a letter of credit as partial security for its obligations. As a result, the Company will reflect the $2.2 million of cash collateralizing the letter of credit as restricted cash once the line of credit is executed.


5.   EMPLOYEE BENEFIT PLANS

     The Compensation Committee of the Board of Directors, in accordance with our 401(k) Retirement Plan, approved a matching contribution to participants in the plan in shares of the Company's Series B common stock. On April 26, 2001, the Company contributed approximately 1.2 million shares of Series B common stock to employee accounts at a price of $0.42 per share, which represented the closing price per share on April 25, 2001 as quoted on the Nasdaq National Market.

6.   BUSINESS SEGMENTS

     The Company operates in the United States of America and conducts operations through its Data Center and Other segments.

     Data Center. The Company's Data Center segment represents services such as managed services, dedicated servers, colocation and professional services. We currently operate eight data centers totaling approximately 240,000 gross square feet. We have transferred the operations of the Glendale data center to the Irvine data center and anticipate completing the closing of the 5,000 square foot Glendale facility by September 30, 2001 and do not anticipate incurring any material costs associated with this closing. Typically, selling, general and administrative expenses shown in this segment represent specifically identifiable direct costs. These costs include, among other items, office rent and costs associated with certain sales and support staff physically located at the various locations. Also included are indirect costs, including but not limited to, certain employee benefit and business insurance allocations.

     Other. The Company's Other segment represents operations from providing shared Web hosting services and certain other services, primarily dedicated access to a certain customer in Southern California. During the three months ended June 30, 2001 we decided to retain these businesses. The revenue and related costs associated with these services were reclassified from discontinued operations to continuing operations. These reclassifications caused revenue and gross margin for the three months ended March 31, 2001 to increase by $1.3 million and $638,000, respectively. All information presented has been adjusted to reflect such reclassifications. See further discussion in "Note 8 - Discontinued Operations."

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


                                             Three Months Ended                                  Six Months Ended
                                                June 30, 2001                                      June 30, 2001
                               ------------------------------------------------   ----------------------------------------------
                                 Data                                               Data
                                Centers    Corporate       Other       Total       Centers    Corporate     Other        Total
                                -------    ---------       -----       -----       -------    ---------     -----        -----
                                                                         (in thousands)
Revenue .....................  $  3,271   $        --   $     1,146  $    4,417   $   7,140   $      --   $   2,463   $    9,603
Gross margin ................    (2,110)           --           600      (1,510)     (3,590)         --       1,238       (2,352)
Selling, general &
  administrative expenses....     9,699         4,285           361      14,345      19,034      10,428         730       30,192
Other income / (expense).....        --         1,560            --       1,560      (3,348)      1,560          --        1,788
Depreciation and
  amortization ..............     5,035           927            --       5,962      10,618       1,803          --       12,421
Interest income..............        --         1,100            --       1,100          --       3,178          --        3,178
Interest expense.............        --       (10,644)           --     (10,644)         --     (22,030)         --      (22,030)
                               --------   -----------   -----------  ----------   ---------   ---------   ---------    ---------
Net income (loss) from
continuing operations........  $(16,844)  $   (13,196)  $       239  $  (29,801)  $ (36,590)  $ (29,523)  $     508    $ (65,605)
                               ========   ===========   ===========  ==========   =========   =========   =========    =========
Total assets at June 30, 2001                                                     $  94,192   $ 106,981   $   1,032    $ 202,205
                                                                                  =========   =========   =========    =========


                                             Three Months Ended                            Six Months Ended
                                                June 30, 2000                                June 30, 2000
                               -------------------------------------------   ---------------------------------------
                                 Data                                          Data
                               Centers    Corporate     Other      Total      Centers    Corporate   Other     Total
                               --------   ---------     -----      -----     ---------   ---------   -----     -----
                                                                     (in thousands)
Revenue .....................  $  1,693   $      --   $   1,382  $   3,075   $   2,634  $      --    $2,761  $  5,395
Gross margin ................      (383)         --         666        283        (161)        --     1,422     1,261
Selling, general &
  administrative expenses....     5,883       7,074         462     13,419       9,185     22,569       937    32,691
Other income / (expense)             --       5,501          --      5,501          --      5,501        --     5,501
Depreciation and
  amortization ..............     2,661         764          --      3,425       4,706      1,327        --     6,033
Interest income..............        --       4,263                  4,263          --      5,439               5,439
Interest expense.............        --      (9,815)         --     (9,815)         --    (19,577)       --   (19,577)
                               --------   ---------   ---------  ---------   ---------  ---------    ------  ---------
Net income (loss) from
continuing operations........  $ (8,927)  $  (7,889)  $     204  $ (16,612)  $ (14,052) $ (30,533)   $  485  $(46,100)
                               ========   =========   =========  =========   =========  =========    ======  ========
Total assets at June 30, 2000                                                $  79,660  $ 296,141    $  258  $376,059
                                                                             =========  =========    ======  ========

7.  LEGAL PROCEEDINGS

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

      On May 9, 2001, FirstWorld Anaheim submitted an Application with the California Public Utilities Commission to withdraw its offering and provision of local exchange services. Also, on May 9, 2001, FirstWorld SoCal submitted an Application with the California Public Utilities Commission to withdraw its offering and provision of local exchange services in certain rate centers. On June 28, 2001, a California Public Utilities Commission Administrative Law Judge ("ALJ") issued a ruling requesting additional documentation regarding the Application filed by FirstWorld Anaheim, and also requesting an explanation as to why the procedure followed by FirstWorld Anaheim to discontinue service was not improper and certain financial penalties should not be imposed. On July 16, 2001, FirstWorld Anaheim filed a Response to the ALJ's Order providing the information that was requested and providing the explanations requested in the ALJ's Order.

      The Company believes that the outcome of this proceeding will not have a material adverse effect on the Company's financial position, results of operations or liquidity; however, there can be no assurance as to the ultimate outcome or effect of this proceeding.

Securities Class Action Lawsuit

      On July 7, 2000, a purported shareholder class action complaint was filed in federal district court in Colorado alleging that the Company and various of its officers and directors and underwriters violated certain federal securities laws by misstating, and by failing to disclose, certain financial and other business information (Michael Rasner v. Donald L. Sturm, et al., Civil Action
                      -----------------------------------------
No. 00-K-1376) (the "Rasner Case"). Ten additional complaints with similar allegations and class periods were later filed (collectively, the "Securities Litigation"). The Securities Litigation is brought on behalf of a purported class of purchasers of the Company's stock allegedly traceable to its March 8, 2000 initial public offering ("IPO"). The plaintiffs in the case are seeking among other relief, class certification, money damages, pre-judgement interest, rescission, costs and attorney's fees. The court has consolidated the individual complaints into the Rasner Case. The underwriters are seeking indemnification from the Company for any damages assessed against them in this action.

      On November 22, 2000, the lead plaintiff group filed its Consolidated Complaint. The emphasis of the Complaint is that at the time of the IPO, the Company knew that it would exit various lines of business and had certain operational and financial issues related to certain lines of business and allegedly failed to disclose these alleged facts in the prospectus relating to the IPO.

     The defendants, and the underwriters by separate motion, each filed a Motion to Dismiss the complaint on January 22, 2001. The plaintiff group filed responses in opposition to those motions. The defendants, other than the underwriters, submitted their reply to the plaintiffs' response on March 19, 2001 and requested the court hear oral arguments on the Motion to Dismiss. The Court granted that request and scheduled oral arguments for June 20, 2001. At the close of oral arguments the Court denied the Motion to Dismiss. The Court also referred the case to a federal magistrate judge in order to facilitate settlement discussions. We filed an Answer to the Consolidated Complaint on July 25, 2001. The underwriter defendants filed their Answer to the Consolidated Complaint on or about July 20, 2001.

     The plaintiff group has served us with discovery requests, and the Company will respond to those requests as appropriate.

     This case has been referred to a federal magistrate judge for settlement purposes. The magistrate has scheduled a settlement conference for September 27, 2001.

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

     The Claimants amended their claims and all Claimants now assert claims based on fraud by misrepresentation, for violations of Colorado and Oregon securities laws, violation of the escrow provisions of the purchase agreement and estoppel under the Stock Purchase Agreement. Finally, the Claimants allege that we breached the escrow provisions of the Stock Purchase Agreement by not releasing funds related to the purchase and held in escrow. The Claimants seek to rescind the stock portion of the purchase of Transport Logic, and to recover pre- and post-judgment interest and attorneys' fees. In the alternative, the Claimants allege that they are entitled to money damages or an injunction compelling us to transfer additional shares of the Company's stock to claimants.

     We filed general denials to all claims and asserted counterclaims under the purchase and escrow agreements for breach of warranty and indemnification for attorneys' fees and costs incurred in the defense of the arbitration. We believe that the Claimants' allegations are without merit and have vigorously defended against the claims. The arbitration hearing took place during the week of April 9, 2001. The parties submitted written closing argument briefs. On August 6, 2001, the Company received the Arbitrator's Preliminary Statement of Decision denying the Claimant's claims. The abitrator addressed the parties' claims for disbursement of funds related to the escrow account. We do not believe that the outcome of this action will have a material adverse effect upon our financial position, results of operations or liquidity.

     On July 6, 2001, the same Claimants filed a lawsuit against certain individual defendants including current and former directors and employees of the Company alleging substantially the same claims, as well as an additional claim for failing to register the Company's stock used to purchase the stock of Transport Logic. The Company may have indemnity obligations to the individual defendants.

Other

     The Company is engaged in other less significant legal matters arising in the ordinary course of its business and believes that the outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.

8.  DISCONTINUED OPERATIONS

      Internet Services. Historically, the Internet Services segment represented high-speed Internet access such as dedicated access and digital subscriber lines ("DSL"); dial-up Internet access; shared Web hosting and related equipment sales. During the three months ended June 30, 2001, we decided to retain the shared Web hosting business; the revenue and related costs associated with the Shared web hosting business were reclassified from discontinued operations to continuing operations. All information presented has been adjusted to reflect such reclassification. See further discussion in "Note 4 - Business Segments." It is anticipated that any potential sale or other disposition of the remaining assets of the Internet Services segment will not be completed until approximately September 2001.

      On January 31, 2001, the Company entered into an agreement with Earthlink, Inc. ("Earthlink") for the sale of our dial-up subscriber base. We received an initial payment of $989,000 in proceeds on February 1, 2001 and an additional payment of $1.1 million on May 23, 2001. The dial-up subscriber base is expected to be fully transitioned during the third quarter of 2001, at which time, upon satisfaction of certain additional contingencies, we will receive the remaining proceeds, if any.

      In July 2001, the Company entered into an additional agreement with Earthlink for the sale of a portion of our DSL customer base. On July 17, 2001, we received an initial payment of $489,000 in proceeds. This customer base is expected to be fully transitioned by the end of the third quarter of 2001, at which time, upon satisfaction of certain additional contingencies, we will receive the remaining proceeds, if any.

      Also in July 2001, the Company entered into an agreement with Covad Communications Company ("Covad") to sell the portion of our DSL customer base not sold to Earthlink. This customer base is expected to be fully transitioned by the end of the third quarter of 2001, at which time, upon satisfaction of certain additional contingencies, we will receive the proceeds from such sale, if any. This sales agreement also contains provisions which release the Company from all obligations pursuant to a previously executed agreement between the Company and Covad. The timing of this release is concurrent with the final transition of the customer base to Covad.

      Any customers not sold or transferred to continuing operations, primarily dedicated access customers, were notified of discontinuation of their service. The Company anticipates that service to all such customers will be discontinued by the end of the third quarter 2001.

     Web Integration. The Web Integration segment represents Optec's operations and included activities related to network consulting, design, integration, equipment sales and, on a limited basis, Internet service. On May 17, 2001, the Company completed the sale of the Web Integration segment to an affiliate of JMW Capital Partners, Inc. for total consideration of $2.7 million.

      Communications. The Communications segment represents certain of the Company's Southern California operating subsidiaries, excluding certain operations associated with its Intelenet acquisition and certain data centers located in Southern California, which will remain part of continuing operations. The majority of this segment's operations are telephony related, although it also includes certain Internet services and Web integration services. It is anticipated that any potential sale or other disposition of the remaining assets of the Communications segment will not be completed until approximately September 2001.

      In March 2001, the Company entered into an agreement to terminate its obligations to the City of Anaheim. See "Note 5 - Legal Proceedings - City of Anaheim" for a discussion of the transfer of assets to the City pursuant to the agreement and for a discussion of filings at the California Public Utilities Commission. On April 3, 2001, notice was provided to certain of the Communications customers regarding discontinuation of certain services effective May 15, 2001.

      During the three months ended June 30, 2001, we decided to retain certain other services, primarily dedicated access services for a certain customer in Southern California; the revenue and related costs were reclassified from discontinued operations to continuing operations. All information presented has been adjusted to reflect such transfer. See further discussion in "Note 6 - Business Segments."

      The transfer of assets to the City, the disconnection of certain customers and the transfer of a certain customer to continuing operations resulted in the disposition of the majority of the operations of the Communications segment. The Company is continuing to review various alternatives relating to the disposal of the remaining assets of the Communications segment, including, but not limited to, further discounting the assets, selling portions of the assets in unrelated transactions, liquidation and transfer of certain other operations to continuing operations. However, the Company does not anticipate generating any material cash proceeds from any of these alternatives.

      The following is summarized financial information related to the discontinued operations:

                                                           Internet        Web
                                                           Services    Integration     Communications       Total
                                                           --------    -----------     --------------       -----
                                                                                 (in thousands)
For the Three Months Ended June 30, 2001:
  Revenue............................................      $   2,475   $     1,869    $           1,703   $    6,047
                                                           =========   ===========    =================   ==========
  Loss on disposition of discontinued operations.....      $ (12,410)  $    (1,418)   $          (5,579)  $  (19,407)
                                                           =========   ===========    =================   ==========
For the Three Months Ended June 30, 2000:
  Revenue............................................      $   5,792   $     6,557    $           2,413   $   14,762
                                                           =========   ===========    =================   ==========
  Loss from discontinued operations..................      $ (11,786)  $    (2,367)   $          (8,594)  $  (22,747)
                                                           =========   ===========    =================   ==========
For the Six Months Ended June 30, 2001:
  Revenue............................................      $   7,005   $     5,059    $           4,438   $   16,502
                                                           =========   ===========    =================   ==========
  Loss on disposition of discontinued operations.....      $ (12,410)  $    (1,418)   $          (5,579)  $  (19,407)
                                                           =========   ===========    =================   ==========
For the Six Months Ended June 30, 2000:
  Revenue............................................      $  11,593   $    15,062    $           4,942   $   31,597
                                                           =========   ===========    =================   ==========
  Loss from discontinued operations..................      $ (22,255)  $    (3,021)   $         (17,667)  $  (42,943)
                                                           =========   ===========    =================   ==========

      Loss on disposition of discontinued operations for the three and six months ended June 30, 2001 includes a write-down of the net assets of the Internet Services and Communications segments to their net realizable value based upon updated estimates of anticipated proceeds and revised estimated losses for the segment from September 1, 2000 through the anticipated disposition date. The loss from discontinued operations for the three and six months ended June 30, 2001 related to the Web Integration segment includes the actual operational losses incurred during the periods and the write-down of the net assets based upon consideration received in the sale.

      All impairments were first recorded against any available goodwill. If there was no goodwill or insufficient goodwill, the impairments were then recorded against property and equipment. As a result of these impairments, the remaining goodwill associated with the Internet Services segment was written-off and a portion of its property and equipment was written-off. As there was no goodwill associated with the Communications segment, all impairments for this segment were written-off against its property and equipment

      See the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000 for our prior discussion of loss from disposition of discontinued operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Verado Holdings, Inc. is a provider of outsourced managed services, data center, and Web and application hosting solutions for businesses. We provide customers space, power and Internet access within our eight geographically dispersed data centers. We also provide dedicated servers that are Internet connected servers, packaged as a complete Web, database, or application hosting solution. Our managed services allow customers to obtain functions that would be typically performed by an in-house Information Technology department.

     To date, the Company has generated cumulative net losses of approximately $530.9 million and, if it executes on its current business model, expects to incur operating and net losses for the next several years and anticipates that it is currently funded through the middle of 2002. In order to achieve positive operating margins over time, the Company intends to increase the number of managed and professional services and colocation customers and focus its resources on its Data Center segment.

     In addition, the Company is in the process of exploring recapitalization and restructuring options to help reduce its debt and improve its cash position. The Company has engaged Credit Suisse First Boston Corporation to provide financial advice in connection with its consideration of a potential recapitalization or restructuring of the Company.

Revenue

     Revenue is generated primarily through the Company's eight data centers. Data center revenue is generated primarily by providing managed services (including administrative services, security services, monitoring and reporting services, database and application platforms), colocation (including space, power and Internet access), dedicated servers (including hardware, software and certain administrative services), and professional services. The monthly fee paid by a customer is driven primarily by the amount of space required to house its equipment and the related Internet connectivity and any managed or professional services provided. We generally charge a one-time set-up fee, which is recognized over the life of the related underlying contract.

     In addition, the Company generates revenue from providing Shared web hosting services and certain other services, primarily dedicated access, to a certain customer in Southern California. Revenue for these services is recognized when the service is provided.

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

     Impairment of Long-Lived Assets

     The impairment of long-lived assets relates to the goodwill related to the Intelenet acquisition offset by the reversal of an impairment recognized during the year ended December 31, 2000. The impairment of long-lived assets associated with the goodwill associated with the Intelenet acquisition was based on an analysis of expected future undiscounted net cash flows from specific customers. The estimated value of the goodwill was approximately $1.4 million at March 31, 2001, which resulted in an impairment of $3.3 million. During the year ended December 31, 2000, the Company recognized an impairment of $1.9 million associated with the write-down of credits related to equipment returned to a certain vendor, for which the Company had no use and did not expect to receive payment. During the three months ended June 30, 2001, the Company negotiated a settlement with the vendor and received $1.6 million in cash as net consideration for the credits.

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

Interest

     Interest expense is associated with our April 13, 1998, issuance of our senior notes. We are not currently scheduled to make any cash interest payments on these senior notes until October 2003.

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

Loss from Discontinued Operations

      Loss from discontinued operations represents losses incurred in the Internet Services, Web Integration and Communications segments prior to September 1, 2000. The Statement of Operations for the three and six months ended June 30, 2000 have been restated to reflect the discontinued operations.

Loss on Disposition of Discontinued Operations

      Loss on disposition of discontinued operations consists of two components: anticipated or actual loss related to the sale of the segment to be disposed of and the estimated losses for the segment from September 1, 2000 through the anticipated or actual disposition dates, which were May 17, 2001 for the Web Integration business segment and are expected to be September 2001 for the remaining unsold assets of both the Communications and the Internet Services business segments. See discussion of the status of each of these dispositions in "Note 8 - Discontinued Operations."

Extraordinary Gain - Extinguishment of Debt

     Extraordinary gain - extinguishment of debt represents the gain recognized as a result of the early retirement of a portion of our senior notes, net of the accelerated recognition of related deferred financing costs.

Results of Operations

Three and Six Months Ended June 30, 2001 Compared With Three and Six Months Ended June 30, 2000

Revenue

     Revenue increased from $3.1 million for the quarter ended June 30, 2000 to $4.4 million for the quarter ended June 30, 2001, an increase of $1.3 million. Revenue increased from $5.4 million for the six months ended June 30, 2000 to $9.6 million for the six months ended June 30, 2001, an increase of $4.2 million.

     Revenue related to the Data Center segment increased $1.6 million and $4.5 million for the three and six months ended June 30, 2001, respectively, compared to the same prior year periods due, in part, to the addition of customers to our eight data centers, which we continued to open throughout 2000. Also contributing to the increase in revenue for the six months ended June 30, 2001, was approximately $450,000 related to certain non-recurring revenue. As of June 30, 2001, we had 143 data center customers, primarily all of which were colocation customers (including 24 customers for which we were not recognizing revenue due to their failure to pay as agreed). Approximately 9% of our sellable square footage was occupied.

     Revenue related to the Other segment decreased from $1.4 million for the quarter ended June 30, 2000 to $1.1 million for the quarter ended June 30, 2001, a decrease of $236,000. Revenue decreased from $2.8 million for the six months ended June 30, 2000 to $2.5 million for the six months ended June 30, 2001, a decrease of $298,000. During the three months ended June 30, 2001, the revenue and related costs associated with the Shared web hosting business and the revenue and related costs associated with a certain customer in Southern California were reclassified from discontinued operations to continuing operations. These reclassifications resulted in revenue and gross margin for the three months ended March 31, 2001 to increase by $1.3 million and $638,000, respectively. See "Note 6 -Business Segments." All information presented has been adjusted to reflect such transfer. The decreases were primarily due to a decline in the customer base.

Costs and Expenses

     Cost of revenue. Cost of revenue increased from $2.8 million for the quarter ended June 30, 2000 to $5.9 million for the quarter ended June 30, 2001, an increase of $3.1 million. Cost of revenue increased from $4.1 million for the six months ended June 30, 2000 to $12.0 million for the six months ended June 30, 2001, an increase of $7.8 million. The increase in cost of revenue was due to our eight data centers, which we continued to open throughout 2000, the increase in our customer base and the addition of the leased equipment. See further discussion in "Note 4 - Lease." We anticipate that we will continue to have negative margins associated with the data center business as we strive to fill our data centers and develop new products. Although we are operating our other business segment with a positive margin, because of existing uncertainty in the economy there can be no assurance that we will be able to maintain this positive margin in the future.

     Selling, general and administrative expense ("SG&A"). SG&A expenses increased from $13.4 million for the quarter ended June 30, 2000 to $14.3 million for the quarter ended June 30, 2001, an increase of $926,000. SG&A expenses decreased from $32.7 million for the six months ended June 30, 2000 to $30.2 million for the six months ended June 30, 2001, a decrease of $2.5 million.

     Salaries and other related payroll expenses and advertising expenses increased approximately $2.2 million and $728,000, respectively for the quarter ended June 30, 2001 primarily due to the addition of personnel as a result of internal growth and expansion of our data center business. Offsetting these increases was a decrease in the amortization of deferred stock compensation of $759,000 resulting from the cancellation of SARs and options associated with employees that have been terminated since March 2000. The expense for the three months has been adjusted to reflect the unvested portions of the SARs and options related to employees that terminated during the period. Also, the Company recognized a $1.9 million bad debt charge in June 2000 related to a collectibility issue regarding a specific customer. There was no bad debt expense recognized during the quarter ended June 30, 2001. The remaining increase was due to higher overall expenses resulting from the expansion of our operations in accordance with our business plan.

     Salaries and other payroll related expenses decreased approximately $2.7 million for the six months ended June 30, 2001 primarily due to the March 2000 recognition of a $9.6 million bonus expense related to our IPO that was subsequently paid to our former CEO, offset in part by a $6.9 million increase in salaries and other related expenses due to the addition of personnel as a result of internal growth and expansion of our data center business. In addition, amortization of deferred stock compensation decreased $1.7 million for the six months ended June 30, 2001 due to the cancellation of SARs and options associated with employees that have been terminated since March 2000. The expense for the six months has been adjusted to reflect the unvested portions of the SARs and options related to employees that terminated during the period. Partially offsetting these decreases was a $1.7 million increase in advertising costs due to our targeted advertising and promotional campaigns related to our data center business and our February 12, 2001 name change and a $798,000 increase in computer maintenance associated primarily with our operational support system platforms. Also, the Company recognized a $1.9 million bad debt charge in June 2000 related to a collectibility issue regarding a specific customer. There was no bad debt expense recognized during the quarter ended June 30, 2001. The remaining increase was due to higher overall expenses resulting from the expansion of our operations in accordance with our business plan.

     Impairment of long-lived assets. The impairment of long-lived assets relates to the goodwill associated with the Intelenet acquisition offset by the reversal of an impairment recognized during the year ended December 31, 2000. The impairment of long-lived assets associated with the goodwill related to the Intelenet acquisition was based on an analysis of expected future undiscounted net cash flows from specific customers. The estimated value of the goodwill was approximately $1.4 million at March 31, 2001, which resulted in an impairment of $3.3 million. During the year ended December 31, 2000, the Company recognized an impairment of $1.9 million associated with the write-down of credits related to equipment returned to a certain vendor, for which the Company had no use and did not expect to receive payment. During the three months ended June 30, 2001, the Company negotiated a settlement with the vendor and received $1.6 million in cash as net consideration for the credits.


     Depreciation and amortization. Depreciation and amortization expenses increased from $3.4 million for the quarter ended June 30, 2000 to $6.0 million for the quarter ended June 30, 2001, an increase of $2.5 million. Depreciation and amortization expenses increased from $6.0 million for the six months ended June 30, 2000 to $12.4 million for the six months ended June 30, 2001, an increase of $6.4 million. The increase was primarily due to depreciation associated with our data centers.


Other


     Gain on the sale of assets. The gain on sale of assets was related to the June 1, 2000 sale of certain fiber optic rights for approximately $7.2 million resulting in a $5.5 million gain. There was no such gain for the six months ended June 30, 2001.


     Interest income. Interest income decreased from $4.3 million for the quarter ended June 30, 2000 to $1.1 million for the quarter ended June 30, 2001, a decrease of $3.2 million. Interest income decreased from $5.4 million for the six months ended June 30, 2000 to $3.2 million for the six months ended June 30, 2001, a decrease of $2.3 million. The average cash, cash equivalents and marketable securities balances during the quarter ended June 30, 2001 and 2000 were approximately $92.8 million and $254.1 million, respectively. In addition, the weighted average interest rates were 4.7% for the quarter ended June 30, 2001 compared to 6.7% for the quarter ended June 30, 2000. The average cash, cash equivalents and marketable securities balances during the six months ended June 30, 2001 and 2000 were approximately $115.7 million and $167.6 million, respectively. In addition, the weighted average interest rates were 5.5% for the six months ended June 30, 2001 compared to 6.5% for the six months ended
June 30, 2000.

     Interest expense. Interest expense increased from $9.8 million for the quarter ended June 30, 2000 to $10.6 million for the quarter ended June 30, 2001, an increase of $829,000. Interest expense increased from $19.6 million for the six months ended June 30, 2000 to $22.0 million for the six months ended June 30, 2001, an increase of $2.5 million. This increase relates primarily to interest expense associated with the senior notes. The Company is not currently scheduled to make any cash interest payments on the senior notes until October 2003. As a result of the retirement of a portion of our senior notes, interest expense will increase at a slower rate than in previous periods. Capitalized interest related to continuing operations decreased from $557,000 for the quarter ended June 30, 2000 to

$51,000 for the quarter ended June 30, 2001, a decrease of $506,000. Capitalized interest related to continuing operations decreased from $715,000 for the six months ended June 30, 2000 to $84,000 for the six months ended June 30, 2001, a decrease of $631,000. There was no capitalized interest related to the discontinued operations for the three and six months ended June 30, 2001. Capitalized interest related to discontinued operations for the quarter and six months ended June 30, 2000 was $141,000 and $171,000, respectively.

     Loss from discontinued operations. Loss from discontinued operations was $22.7 million and $42.9 million for the quarter and six months ended June 30, 2000. Loss from discontinued operations represents losses incurred in the Internet Services, Web Integration and Communications segments prior to September 1, 2000. The Statement of Operations for the three and six months ended June 30, 2000 have been restated to reflect the discontinued operations.

    Loss on disposition of discontinued operations. Loss on disposition of discontinued operations was $19.4 million for both the quarter and six months ended June 30, 2001. Loss on disposition of discontinued operations consists of two components: anticipated or actual loss related to the sale of the segment to be disposed of and the estimated losses for the segment from September 1, 2000 through the anticipated or actual disposition dates, which were May 17, 2001 for the Web Integration business segment and are expected to be September 2001 for the remaining unsold assets of both the Communications and the Internet Services business segments.

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

Liquidity and Capital Resources

     The Company's operations have required and will continue to require capital investment for the design, enhancement and additional build-out of our data centers and network; development of new data center product offerings, including managed and professional services; installation of electronics and other related equipment and the continued development of operational support system platforms. In addition, we expect to incur operating losses for at least the next few years as we anticipate filling our data centers and develop new products. Furthermore, we expect to continue to experience net cash usage related to our discontinued operations until such time that we sell or otherwise dispose of these businesses. Historically, we have satisfied our cash requirements through the issuance of equity and debt securities and lease financing.

     We had $87.6 million and $141.6 million of cash, cash equivalents and marketable securities as of June 30, 2001 and December 31, 2000, respectively. In addition, we had an accumulated deficit of $530.9 million and $478.4 million as of June 30, 2001 and December 31, 2000, respectively. The Company's most significant sources and uses of funds for the six months ended June 30, 2001 were as follows (in thousands):


       Source of funds:
         Proceeds from the exercise of stock options, warrants or employee
             stock purchase plan                                                            $         219
                                                                                            -------------
                  Total source of funds                                                     $         219
                                                                                            =============

       Uses of funds:
         Net cash used by operating activities                                              $      22,896
         Purchases of property and equipment                                                       13,307
         Payments related to the retirement of senior notes                                        11,234
         Net cash used by discontinued operations                                                   6,756
                                                                                            -------------
                  Total uses of funds                                                       $      54,193
                                                                                            =============

     As of June 30, 2001, the Company had completed the disposal of its Web Integration segment. Additionally, the Company anticipates that it will have completed the disposition of its Internet Services and Communications segments by September 30, 2001. Cash usage through final disposition is expected to be approximately $6.6 million. See further discussion in "Note 8 - Discontinued Operations."

     If the Company executes its current business model, it believes its existing cash, cash equivalents and marketable securities will be sufficient to meet its anticipated cash needs for working capital and capital expenditures into the middle of 2002. The Company is currently investigating various cash conservation strategies, including, but not limited to, data center consolidation, staffing reduction and other cash-reduction plans. However, there can be no assurance that the Company: (i) will be able to execute its business model, including attracting and maintaining customers or successfully implementing cash conservation strategies; (ii) will be able to sell or otherwise dispose of some or all of certain assets classified as discontinued operations in the anticipated time frame or at all; or (iii) will receive cash proceeds in the amounts contemplated from any potential sale or other disposition. Depending upon the outcome of these planned divestitures, the execution of our business model and other risks, we may require additional funds earlier than expected to support our working capital and capital expenditure requirements and may need to explore means to raise additional funds through equity, debt financing and vendor financing. Any additional financing we may need may not be available on terms favorable to us or at all.

     The Company is also considering a potential recapitalization or restructuring of the Company to help reduce its debt and improve its cash position. There can be no assurances, however, that a recapitalization or restructuring would sufficiently strengthen the Company's cash position.

     The Company has finalized a master lease agreement with one of its vendors that allows it to finance up to $20.4 million in equipment and/or other associated costs. For all leased equipment or other costs under this agreement, the term is 24 months with an option to purchase the equipment at fair market value at the end of the lease term. The leased equipment is accounted for as an operating lease. Through June 30, 2001, there has been approximately $11.8 million of equipment leased and other costs incurred. The agreement was effective beginning June 2001 and as a result the Company began recognizing the related monthly lease expenses of approximately $420,000 per month. Substantially all of the payment was reflected in cost of revenue. The Company also purchased $2.6 million of maintenance services to cover the leased equipment of which approximately $108,000 was recognized during the quarter ended June 30, 2001. Subsequent to June 30, 2001, the Company leased an additional $474,000 of equipment. The monthly payment related to this equipment is $17,000 per month and will be reflected in cost of revenue as well. The Company has until September 30, 2001 to utilize any of the remaining $8.1 million available under this lease.

     Pursuant to the provisions of the agreement, the Company must establish a letter of credit as partial security for its obligations. As a result, the Company will reflect the $2.2 million of cash collateralizing the letter of credit as restricted cash once the line of credit is executed.

     We have a number of commitments, including certain contractual obligations with the Irvine Company, a long distance carrier, network operators and real estate companies. See further discussion in the financial statements included in the Company's Form 10-K for the year ended December 31, 2000.

     On April 3, 2001, the Company received written notice from the Nasdaq National Market ("Nasdaq") that the Company's Series B common stock has failed to maintain a minimum bid price of $5.00 over 30 consecutive trading days as required by Marketplace Rule 4450(b)(4). On May 18, 2001 Nasdaq notified the Company that the Securities and Exchange Commission has authorized Nasdaq to change the minimum $5.00 bid price to $3.00 and that, to comply with this requirement, the Company's common stock must close at or above $3.00 per share for a minimum of 10 consecutive trading days prior to July 2, 2001, in accordance with Marketplace Rule 4310(c)(8)(B). Additionally, under Nasdaq's Listing Qualifications Maintenance Standard 2, Nasdaq notified the Company that it also does not meet the Market Capitalization requirement of $50 million or the Market Value of Public Float requirement of $15 million. Nasdaq also notified the Company that under Nasdaq's listing qualifications Maintenance Standard 1, it does not meet the $4.0 million net tangible asset listing requirement applicable to a Nasdaq issuer with a minimum bid price of at least $1.00.

     On July 10, 2001 Nasdaq notified the Company that it had failed to achieve compliance with the revised minimum $3.00 bid price requirement by July 2, 2001. The Company requested a hearing regarding the Staff's determination to delist its securities before the Nasdaq Listing Qualifications Panel (the "Panel"). The Panel has accepted the Company's request for a hearing and scheduled a hearing for August 30, 2001. There can be no assurance that Nasdaq will grant the Company an exception to its listing requirements or that the Company can come into compliance with the listing requirements. If the Panel denies our appeal, we will seek to have our Series B common stock listed on the Nasdaq Small Cap Market. Because our Series B common stock continues to trade below $1.00 per share, there is no assurance that Nasdaq would permit us to list our Series B common stock on the Nasdaq Small Cap Market. If we were unsuccessful in moving our Series B common stock to the Nasdaq Small Cap Market, we would intend to then move to the Over-the-Counter Bulletin Board or another quotation system or exchange on which we could qualify.

     To date, we have satisfied our cash requirements through the private placements of debt and equity securities, through an IPO of our Series B common stock and lease financing. From our inception through June 30, 2001, we raised approximately $362.0 million in net proceeds from the sale of equity securities and $241.8 million in net proceeds from the sale of debt securities.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of June 30, 2001, the Company's interest bearing cash equivalents and short-term investments consisted exclusively of commercial paper having original maturities of six months or less. The Company classifies those instruments having original maturities of three months or less as cash equivalents whereas instruments having original maturities of greater than three months, but less than six months, are classified as marketable securities. The Company places its commercial paper investments with high credit-quality counterparties and limits the amount of credit exposure to any one entity. The Company has the ability and intent to hold such investments, which are not held for trading or speculative purposes, through their maturity dates.

         The Company's long-term debt at June 30, 2001 consisted of senior notes which bear interest at a fixed rate. The senior notes accrete in value at a stated rate of 13% per annum through April 2003 and thereafter bear interest at a stated rate of 13% per annum payable semi-annually in arrears. The senior notes mature as to principal in the aggregate amount of $408.9 million in April 2008. The Company has no cash flow exposure due to rate changes for its senior notes. The carrying value of the senior notes at June 30, 2001 was $312.5 million. The fair value of the Company's senior notes, determined based on the quoted high-yield market bid price, approximated $20.4 million at June 29, 2001.

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

      On May 9, 2001, FirstWorld Anaheim submitted an Application with the California Public Utilities Commission to withdraw its offering and provision of local exchange services. Also, on May 9, 2001, FirstWorld SoCal submitted an Application with the California Public Utilities Commission to withdraw its offering and provision of local exchange services in certain rate centers. On June 28, 2001, a California Public Utilities Commission Administrative Law Judge ("ALJ") issued a ruling requesting additional documentation regarding the Application filed by FirstWorld Anaheim, and also requesting an explanation as to why the procedure followed by FirstWorld Anaheim to discontinue service was not improper and certain financial penalties should not be imposed. On July 16, 2001, FirstWorld Anaheim filed a Response to the ALJ's Order providing the information that was requested and providing the explanations requested in the ALJ's Order.

      The Company believes that the outcome of this proceeding will not have a material adverse effect on the Company's financial position, results of operations or liquidity; however, there can be no assurance as to the ultimate outcome or effect of this proceeding.

Securities Class Action Lawsuit

      On July 7, 2000, a purported shareholder class action complaint was filed in federal district court in Colorado alleging that the Company and various of its officers and directors and underwriters violated certain federal securities laws by misstating, and by failing to disclose, certain financial and other business information (Michael Rasner v. Donald L. Sturm, et al., Civil Action
                      -----------------------------------------
No. 00-K-1376) (the "Rasner Case"). Ten additional complaints with similar allegations and class periods were later filed (collectively, the "Securities Litigation"). The Securities Litigation is brought on behalf of a purported class of purchasers of the Company's stock allegedly traceable to its March 8, 2000 initial public offering ("IPO"). The plaintiffs in the case are seeking among other relief, class certification, money damages, pre-judgement interest, rescission, costs and attorney's fees. The court has consolidated the individual complaints into the Rasner Case. The underwriters are seeking indemnification from the Company for any damages assessed against them in this action.

      On November 22, 2000, the lead plaintiff group filed its Consolidated Complaint. The emphasis of the Complaint is that at the time of the IPO, the Company knew that it would exit various lines of business and had certain operational and financial issues related to certain lines of business and allegedly failed to disclose these alleged facts in the prospectus relating to the IPO.

     The defendants, and the underwriter by separate motion, each filed a Motion to Dismiss the complaint on January 22, 2001. The plaintiff group filed responses in opposition to those motions. The defendants, other than the underwriters, submitted their reply to the plaintiffs' response on March 19, 2001 and requested the court hear oral arguments on the Motion to Dismiss. The Court granted that request and scheduled oral arguments for June 20, 2001. At the close of oral arguments the Court denied the Motion to Dismiss. The Court also referred the case to a federal magistrate judge in order to facilitate settlement discussions. We filed an Answer to the Consolidated Complaint on July 25, 2001. The underwriter defendants filed their Answer to the Consolidated Complaint on or about July 20, 2001.

     The plaintiff group has served us with discovery requests, and the Company will respond to those requests as appropriate.

     This case has been referred to a federal magistrate judge for settlement purposes. The magistrate has scheduled a settlement conference for September 27, 2001.

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

     The Claimants amended their claims and all Claimants now assert claims based on fraud by misrepresentation, for violations of Colorado and Oregon securities laws, violation of the escrow provisions of the purchase agreement and estoppel under the Stock Purchase Agreement. Finally, the Claimants allege that we breached the escrow provisions of the Stock Purchase Agreement by not releasing funds related to the purchase and held in escrow. The Claimants seek to rescind the stock portion of the purchase of Transport Logic, and to recover pre- and post-judgment interest and attorneys' fees. In the alternative, the Claimants allege that they are entitled to money damages or an injunction compelling us to transfer additional shares of the Company's stock to claimants.

     We filed general denials to all claims and asserted counterclaims under the purchase and escrow agreements for breach of warranty and indemnification for attorneys' fees and costs incurred in the defense of the arbitration. We believe that the Claimants' allegations are without merit and have vigorously defended against the claims. The arbitration hearing took place during the week of April 9, 2001. The parties submitted written closing argument briefs. On August 6, 2001, the Company received the Arbitrator's Preliminary Statement of Decision denying the Claimant's claims. The arbitrator addressed the parties' claims for disbursement of funds related to the escrow account. We do not believe that the outcome of this action will have a material adverse effect upon our financial position, results of operations or liquidity.

     On July 6, 2001, the same Claimants filed a lawsuit against certain individual defendants including current and former directors and employees of the Company alleging substantially the same claims, as well as an additional claim for failing to register the Company's stock used to purchase the stock of Transport Logic. The Company may have indemnity obligations to the individual defendants.


Other

     The Company is engaged in other less significant legal matters arising in the ordinary course of its business and believes that the outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders' of Verado ("the Meeting") was held on June 1, 2001, in which a total of 88,326,149 eligible votes of Series A and B common stock were represented out of the 98,385,309 eligible votes of Series A and B common stock entitled to vote. Holders of Series A common stock were entitled to 10 votes for every one share of Series A common stock. Holders of Series B common stock were entitled to one vote for every one share of Series B common stock. At the Meeting the Election of Directors and the Adoption of PricewaterhouseCoopers LLP as Verado's independent accountants were considered and acted upon.

    The results of the Election of Directors were as follows:

                                                      Series A and B                Series A and B
                                                       Common Stock                  Common Stock
                         Name                           Votes For                   Votes Withheld
               -------------------------           -------------------           --------------------
               Donald L. Sturm                          86,898,070                     1,428,079
               J. Thomas McGrath                        86,912,280                     1,413,869
               Melanie L. Sturm                         86,846,324                     1,479,825
               John G. Donoghue                         86,921,277                     1,404,872
               Kevin C. McTavish                        86,920,626                     1,405,523
               James O. Spitzenberger                   86,914,907                     1,411,242
               William S. Price                         86,919,177                     1,406,972

                                                        Series B                       Series B
                                                       Common Stock                  Common Stock
                         Name                           Votes For                   Votes Withheld
               -------------------------           -------------------           --------------------
               John C. Stiska                           36,603,372                     1,406,117

    All members were elected to serve until the next annual meeting of stockholders of the Company or until their respective successors are duly elected and qualified.

    The results of the election of PricewaterhouseCoopers LLP as Verado's independent accountants were 88,182,793 votes for, 122,317 votes against and 21,039 abstained. There were no broker non-votes.

ITEM 5.  OTHER INFORMATION

    Effective July 27, 2001, John M. Harper resigned his position as Chief Technology Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits:
10.60    Master Agreement to Lease Equipment between the Company and Cisco Systems Capital
10.61    Separation and Settlement Agreement between the Company and Marion K. Jenkins
10.62    Separation and Settlement Agreement between the Company and David J. Gandini

(b)      Three reports on Form 8-K has been filed since April 27, 2001:

                                                          Were any financial
               Item Reported                               statements filed?              Date of filing
               -------------                               -----------------              --------------
Item 5 - Other Event - Sale of Optec, Inc.                       No                       June 22, 2001
Item 5 - Other Event - Receipt of Nasdaq Notice                  No                       July 19, 2001
Item 5 - Other Event - Sale of DSL Subscriber Base               No                       August 1, 2001

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    August 8, 2001   VERADO HOLDINGS, INC.
                                                       /s/ J. Thomas McGrath
                                                  ----------------------------------
                                                  Name:   J. Thomas McGrath
                                                  Title:  President and Chief Executive Officer

                 SIGNATURE                                TITLE                                DATE
                 ---------                                -----                                ----
     /s/ J. Thomas McGrath                 President, Chief Executive Officer             August 8, 2001
---------------------------------------    and Director (Principal Executive Officer)

     /s/ Steven D. Butler                  Chief Financial Officer                        August 8, 2001
---------------------------------------    (Principal Financial and Chief
                                           Accounting Officer)