Form 10-Q
period 2001-09-30
VERADO HOLDINGS INC
filed 2001-11-14
CIK 1061583

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 0-24953
                                               -------

                             VERADO HOLDINGS, INC.
  ------------------------------------------------------------------------------
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

                                [X] YES [_] NO

     AS OF NOVEMBER 1, 2001, THE REGISTRANT'S OUTSTANDING COMMON STOCK CONSISTED OF 5,090,165 SHARES OF SERIES A COMMON STOCK AND 48,905,025 SHARES OF SERIES B COMMON STOCK.

================================================================================

VERADO HOLDINGS, INC.
INDEX

                                                                                    PAGE
                                                                                  ---------
FORWARD-LOOKING STATEMENTS                                                            3

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
   Consolidated Balance Sheets at September 30, 2001 (unaudited) and
     December 31, 2000..........................................................      5
   Consolidated Statements of Operations (unaudited) for the three and
     nine months ended September 30, 2001 and 2000..............................      6
   Consolidated Statement of Stockholders' Deficit (unaudited)
     for the nine months ended September 30, 2001...............................      7
   Consolidated Statements of Cash Flows (unaudited) for the
     nine months ended September 30, 2001 and 2000..............................      8
   Notes to Consolidated Financial Statements (unaudited).......................      9

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations....................................................     18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk............      25

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings......................................................     25
Item 5.  Other Information......................................................     27
Item 6.  Exhibits and Reports on Form 8-K.......................................     27

SIGNATURES......................................................................     28

FORWARD-LOOKING STATEMENTS

     Statements included in this Form 10-Q which are not historical in nature are intended to be, and are hereby identified as, "forward-looking statements" within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. For example, without limitation, Verado's projections regarding its financial expectations; business opportunities and competitive market position; its financial and cash position; industry growth and its ability to take advantage of industry growth and sell its products; the outcome of its discussions with an informal committee of its bondholders and the implementation of any financial restructuring; network enhancement, development, expansion and performance; the successful launch, implementation, performance and sales of its services and products, including its managed and professional services products; its ability to meet the applicable requirements for continued listing on the Nasdaq National Market; the outcome of certain material litigation; the ability of the Company to successfully execute its business model; the sale, closure or other disposition of certain of its data centers or to have any purchaser of any data center assume any obligation associated with such data center; the migration or discontinuation of service for customers effected by data center closures; the sale or other disposition of certain business segments; the successful transition to the name "Verado"; and its ability to obtain needed financing are forward-looking. Actual events or results may differ materially from the forward-looking statements set forth in this Form 10-Q and are subject to risks and uncertainties such as: our ability to properly forecast operating results and cash usage; changes in our marketplace and in the technology being adopted for our data center and managed and professional services products; the performance of our services and products; our ability to sell, grow and maintain demand for the use of our services and products; our ability to control operating expenses; our ability to retain existing customers, obtain new customers and increase their level of use of our services and products; the success of and market share realized by our competitors; failure by the Company and its bondholders to agree on a financial restructuring or the outcome of the implementation of a restructuring; claims by our customers for alleged damages associated with the closure of certain data centers; our ability to obtain financing on terms favorable or acceptable to us, if at all; the continued viability of our customers in light of volatile economic conditions; our ability to successfully develop and introduce new services and products in a timely manner; the ability to successfully close or sell certain data centers including the successful migration or discontinuation of service to customers at those centers and the assignment of the Company's obligations to a purchaser of a data center; our ability to successfully develop and execute a plan to meet the applicable listing requirements for continued listing on the Nasdaq National Market and thereby avoid delisting; our ability to successfully defend against any challenges to the use of our name "Verado", service marks, trademarks, copyrights or intellectual property and our ability to successfully defend securities class action litigation in Civil Action No. 00-K-1376 in the United States District Court for the District of Colorado and in Civil Action No. 21MS 92 (SAS) in the United States District Court for the Southern District of New York. There can be no assurance that we will be able to successfully realize our expectations, and, accordingly, the occurrence of one or more of these risks, or the failure to achieve one or more of these forward-looking objectives, may cause the prevailing value of our publicly traded debt and equity securities to decrease. Verado has no obligation to update forward-looking statements. Readers are encouraged to refer to Verado's reports from time to time filed with the Securities and Exchange Commission, including the "risk factors" sections of our registration statement on Form S-1 filed March 7, 2000 and the "risk factors" and "management's discussion and analysis of financial condition and results of operations" sections of our Annual Report on Form 10-K filed March 30, 2001 for further discussions of Verado's business and risk factors that may affect operating and financial results and forward-looking statements.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                        PART I.   FINANCIAL INFORMATION


ITEM I.   FINANCIAL STATEMENTS


VERADO HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          SEPTEMBER 30,     DECEMBER 31,
                                                                                              2001              2000
                                                                                         --------------     ------------
                                                                                           (UNAUDITED)
                                    ASSETS
Current assets:
 Cash and cash equivalents........................................................            $  66,259        $  15,301
 Marketable securities............................................................                   --          126,274
 Accounts receivable, net.........................................................                  849            1,950
 Prepaid expenses and other.......................................................                4,505            4,777
                                                                                              ---------        ---------
        Total current assets......................................................               71,613          148,302
                                                                                              ---------        ---------

Property and equipment............................................................               10,079          118,760
Accumulated depreciation, property and equipment..................................               (3,866)         (12,441)
                                                                                              ---------        ---------
        Net property and equipment................................................                6,213          106,319
Assets held for sale..............................................................                2,250               --
Deferred financing costs, net.....................................................                5,031            6,450
Intangibles, net..................................................................                   --            6,442
Long-haul network rights, not in service..........................................                   --            4,408
Net assets of discontinued operations.............................................                   --            3,029
Other assets......................................................................                  759              866
                                                                                              ---------        ---------
        Total assets..............................................................            $  85,866        $ 275,816
                                                                                              =========        =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable.................................................................            $   3,040        $  13,921
 Deferred revenue.................................................................                1,449            1,758
 Accrued payroll and related liabilities..........................................                1,407            4,072
 Accrued restructuring liability..................................................                1,100               --
 Liabilities of discontinued operations...........................................                1,110               --
 Other accrued expenses...........................................................                4,088            3,789
                                                                                              ---------        ---------
        Total current liabilities.................................................               12,194           23,540

Long-term debt, net of discount...................................................              322,872          335,372
                                                                                              ---------        ---------
        Total liabilities.........................................................              335,066          358,912
                                                                                              ---------        ---------

Stockholders' deficit:
 Preferred stock, $.0001 par value per share: 10,000,000 shares
   authorized; no shares outstanding..............................................                   --               --
 Common stock, voting, $.0001 par value per share: 500,000,000 shares authorized;
         Series A, 10,135,164 shares designated; 5,090,165 and 5,101,831 shares issued and outstanding at September 30, 2001 and December 31, 2000,
             respectively.........................................................                    1                1
         Series B, 489,864,836 shares designated; 48,906,937 and 47,313,002 shares issued and outstanding at September 30, 2001 and December 31, 2000,
             respectively.........................................................                    5                4
 Additional paid-in capital.......................................................              397,303          399,136
 Deferred stock compensation......................................................                 (472)          (3,863)
 Accumulated deficit..............................................................             (646,037)        (478,374)
                                                                                              ---------        ---------
         Total stockholders' deficit..............................................             (249,200)         (83,096)
                                                                                              ---------        ---------
        Total liabilities and stockholders' deficit...............................            $  85,866        $ 275,816
                                                                                              =========        =========


                See notes to consolidated financial statements.

VERADO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                                --------------------------  --------------------------
                                                                  2001              2000       2001            2000
                                                                ---------         --------  ---------        ---------

Revenue.....................................................    $     3,608   $     2,991   $    11,839   $     6,354

Costs and expenses:
 Cost of revenue............................................          7,397         3,871        19,217         7,396
  Selling, general and administrative expenses..............         11,018        18,119        40,547        49,863
 Impairment of long-lived assets............................         86,820            --        88,608            --
 Restructuring expense......................................          1,454            --         1,454            --
 Depreciation and amortization..............................          6,236         3,987        18,656        10,020
                                                                -----------   -----------   -----------   -----------
   Total costs and expenses.................................        112,925        25,977       168,482        67,279
                                                                -----------   -----------   -----------   -----------

Operating loss..............................................       (109,317)      (22,986)     (156,643)      (60,925)

Other income (expense):
 Gain on the sale of assets.................................             --            --            --         5,501
 Interest income............................................            911         3,543         4,089         8,975
 Interest expense...........................................        (10,545)       (9,881)      (32,509)      (29,457)
                                                                -----------   -----------   -----------   -----------
   Total other expense......................................         (9,634)       (6,338)      (28,420)      (14,981)
                                                                -----------   -----------   -----------   -----------

Loss from continuing operations.............................       (118,951)      (29,324)     (185,063)      (75,906)

 Loss from discontinued operations..........................             --        (76,328)          --       (76,328)
Gain (loss) on disposition of discontinued operations.......          4,311       (11,015)      (15,096)      (53,474)
                                                                -----------   -----------   -----------   -----------

Loss before extraordinary item..............................       (114,640)     (116,667)     (200,159)     (205,708)

Extraordinary gain--extinguishment of debt..................             --            --        32,496            --
                                                                -----------   -----------   -----------   -----------

Net loss....................................................    $  (114,640)  $  (116,667)  $  (167,663)  $  (205,708)
                                                                ===========   ===========   ===========   ===========
Basic and diluted loss per common share:
   Loss from continuing operations..........................    $     (2.20)  $     (0.57)  $     (3.47)  $     (1.64)
   Gain (loss) from discontinued operations.................            .08         (1.68)        (0.28)        (2.80)
                                                                -----------   -----------   -----------   -----------
   Loss before extraordinary item.............................        (2.12)        (2.25)        (3.75)        (4.44)
   Extraordinary gain--extinguishment of debt.................           --            --          0.61            --
                                                                -----------   -----------   -----------   -----------
   Net loss...................................................  $     (2.12)  $     (2.25)  $     (3.14)  $     (4.44)
                                                                ===========   ===========   ===========   ===========
Weighted average shares outstanding, basic
   and diluted                                                   53,949,291    51,909,176    53,314,609    46,367,681
                                                                ===========   ===========   ===========   ===========


                See notes to consolidated financial statements.

VERADO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                 Series A            Series B                    Deferred                   Total
                                               Common Stock        Common Stock     Additional     Stock      Accum-       Stock-
                                            ------------------  ------------------    Paid-in     Compen-     ulated      holders'
                                              Shares    Amount    Shares    Amount    Capital     sation      Deficit      Deficit
                                            ----------  ------  ----------  ------  -----------  ---------  -----------  -----------

Balance at January 1, 2001...............   5,101,831     $  1  47,313,002     $ 4    $399,136    $(3,863)   $(478,374)   $ (83,096)
Conversion of Series A common stock to
  Series B common stock...................    (11,666)      --      11,666      --          --         --           --           --
Issuance of common stock upon exercise                                                                                          284
  of options, warrants or employee stock..
  plan purchases..........................         --       --     369,758      --         284         --           --
Issuance of common stock representing a
  401(k) matching contribution............         --       --   1,212,511       1         512         --           --          513
Amortization of deferred stock compen-
  sation..................................         --       --          --      --         --         762           --          762
Write-down of deferred compensation
  related to terminated employees.........         --       --          --      --      (2,629)     2,629           --           --
Net loss..................................         --       --          --      --          --         --     (167,663)    (167,663)
                                            ---------     ----  ----------     ---    --------    -------    ---------    ---------
Balance at September 30, 2001.............  5,090,165     $  1  48,906,937     $ 5    $397,303    $  (472)   $(646,037)   $(249,200)
                                            =========     ====  ==========     ===    ========    =======    =========    =========

                See notes to consolidated financial statements.

VERADO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                                                NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                             ------------------------
                                                                                               2001             2000
                                                                                             ------------------------

Cash flows from operating activities:
  Net loss............................................................................        $(167,663)     $(205,708)
  Adjustments to reconcile net loss to net cash used by operating activities:
      Depreciation and amortization expense...........................................           18,656         10,019
      Accretion of senior notes and accrued interest..................................           32,050         28,758
      Impairment of long-lived assets.................................................           88,608             --
      Amortization of deferred stock compensation.....................................              488          1,826
      Amortization of deferred financing costs........................................              600            667
      Write-off of cost associated with the San Francisco Data Center................                --            559
      Gain on sale of assets..........................................................               --         (5,501)
      Extraordinary gain - extinguishment of debt.....................................          (32,496)            --
      Loss from discontinued operations...............................................           15,096        129,801
      Other non-cash charges..........................................................              635            807
  Changes in assets and liabilities:
      Accounts receivable.............................................................            1,101         (2,164)
      Other assets....................................................................            7,404         (3,464)
      Accounts payable................................................................           (1,056)          (996)
      Accrued payroll and related liabilities.........................................           (2,152)         1,706
      Deferred revenue................................................................             (309)         1,302
      Other liabilities...............................................................              299            804
                                                                                              ---------      ---------
      Net cash used by operating activities...........................................          (38,739)       (41,584)
                                                                                              ---------      ---------

Cash flows from investing activities:
  Maturities of held-to-maturity marketable securities............................ .....        165,750        192,480
  Purchases of held-to-maturity marketable securities...................................        (39,476)      (291,275)
  Purchase of property and equipment....................................................        (14,944)       (62,458)
  Acquisition of assets and intangibles.................................................             --         (2,400)
  Proceeds from the sale of assets......................................................             --          7,230
                                                                                              ---------      ---------
      Net cash provided (used) by investing activities................................          111,330       (156,423)
                                                                                              ---------      ---------

Cash flows from financing activities:
  Net Proceeds from initial public offering...........................................               --        180,976
  Payment related to the retirement of Senior Notes...................................          (11,234)            --
  Principal payments on debt and capital leases.........................................             --          (148)
  Proceeds from private placements......................................................             --         91,500
  Proceeds from 1999 Equity Investment, net of offering costs...........................             --         20,000
  Proceeds from exercise of stock options, warrants and employee stock purchase plan....            284          6,223
                                                                                              ---------      ---------
      Net cash provided (used) by financing activities................................          (10,950)       298,551

  Net cash used by discontinued operations..............................................        (10,683)       (73,167)
                                                                                              ---------      ---------

Net increase in cash and cash equivalents.............................................           50,958         27,377
Cash and cash equivalents, beginning of period........................................           15,301         28,356
                                                                                              ---------      ---------
Cash and cash equivalents, end of period..............................................        $  66,259      $  55,733
                                                                                              =========      =========

                See notes to consolidated financial statements.

VERADO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Verado Holdings, Inc. and its wholly owned subsidiaries (collectively, the "Company", "Verado", "its", "we" "us" and "our"). All significant intercompany transactions and balances have been eliminated in consolidation.

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

     The Company's operations have required and will continue to require capital investment for the design, enhancement and additional build-out of our data centers and network; development of new data center product offerings, including managed and professional services; installation of electronics and other related equipment and the continued development of operational support system platforms. We expect to incur net losses for at least the next few years as we anticipate filling our data centers and develop new products. Furthermore, we expect to continue to experience net cash usage related to our discontinued operations through December 2001.

     In addition we are in discussions with an informal committee of our bondholders, the results of which will have a material impact on our business, operations and the value of our debt and equity securities. The Company is considering a potential recapitalization or restructuring of the Company to help reduce its debt and improve its cash position. There can be no assurances, however, that a recapitalization or restructuring would sufficiently strengthen the Company's cash position. In connection with a potential recapitalization or restructuring, the Company has engaged Credit Suisse First Boston to provide financial advice to the Company. Assuming these discussions are successfully concluded, as to which there can be no assurances, the Company will seek confirmation of the negotiated plan through a voluntary Chapter 11 proceeding that would bind all of the Company's creditors to the plan. In any financial restructuring, the Company's current equity holders likely will be severely diluted. If such discussions are unsuccessful, the Company will explore all options including continuing normal operations or availing itself of Chapter 11 protection without a pre-negotiated settlement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

2.  ACCOUNTING POLICIES

Impairment of long-lived assets

     The impairment of long-lived assets relates to the write-down of data center and corporate assets and the intangibles associated with the Intelenet acquisition offset by the reversal of an impairment recognized during the year ended December 31, 2000.

     On October 1, 2001, the Company announced that it plans to consolidate its data center operations into its Denver and Irvine facilities and to discontinue service to its customers associated with the six data centers being closed. The Company compared the net book values of these data centers to management's expectation of proceeds, as adjusted for various closing costs, that it anticipates it may receive from the sale of each data center. As a result of this analysis an impairment was recorded. The impairment totaled $51.5 million and represented the excess of net book value of each of the six data centers over the anticipated net proceeds for each of the data centers. See further discussion in "Note 3 - Assets Held for Sale."

     Based upon the outcome of the review of the six data centers the Company anticipates closing, it also reviewed the assets of the two remaining data centers and corporate operations. For these assets, in order to determine whether an impairment existed, the Company compared its net book value of the assets to the undiscounted expected future cash flows determined based upon management's expectation of both revenue growth and future expenses. Based upon this analysis, an impairment existed at September 30, 2001. The impairment was measured by discounting the cash flows using an interest rate commensurate with the risk associated with the underlying assets. As a result, the Company wrote-down the assets by $34.8 million.

     The impairment of long-lived assets associated with the customer list related to the Intelenet acquisition was based on an analysis of expected future undiscounted net cash flows from specific customers. This analysis resulted in an impairment of $3.9 million through September 30, 2001 of which approximately $530,000 was recorded during the quarter ended September 30, 2001.

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

Loss per share of common stock

     Basic loss per share was computed using the weighted average number of common shares outstanding during the period. Diluted loss per share would be determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. The computation of earnings per share did not assume conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on earnings per share. Since the Company has incurred only net losses, the inclusion of any stock options, warrants or other rights in the calculation of loss per share would be anti-dilutive. However, if the securities were not anti-dilutive they would increase the number of shares outstanding by approximately 7.1 million and 8.0 million options for the three and nine months ended September 30, 2001, respectively, and approximately 23.1 and 23.2 million warrants for the three and nine months ended September 30, 2001, compared to approximately 3.5 million and 4.5 million options for the three and nine months ended September 30, 2000, respectively, and approximately
23.8 million and 24.1 million warrants for the three and nine months ended September 30, 2000, respectively.

Allowance for doubtful accounts

     The allowance for doubtful accounts was $731,000 and $1.3 million at September 30, 2001 and December 31, 2000, respectively.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), which supersedes Accounting Principles Board Opinion No. 16, "Business Combinations". SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. In addition, SFAS 141 establishes criteria for the recognition of intangible assets separately from goodwill. The Company is required to adopt SFAS 141 for all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2002 or later. The adoption of SFAS 141 has had no material impact on the Company's results of operations, financial position or cash flows.

     Also in June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This pronouncement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. This Statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. The Company is required to adopt SFAS 142 at the beginning of the fiscal year ended December 31, 2002. The Company does not expect that the adoption of SFAS 142 will have a material impact on the Company's results of operations, financial position or cash flows.

     Also in June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, this liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. The Company is required to adopt SFAS 143 at the beginning of the fiscal year ended December 31, 2003. The Company does not expect that the adoption of SFAS 143 will have a material impact on the Company's results of operations, financial position or cash flows.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 144 applies to all long-lived assets, including discontinued operations, and consequently amends Accounting Principles Board Opinion No. 30, "Reporting the Results of
Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 develops one accounting model for long-lived assets to be disposed of by sale, as well as addresses the principle implementation issues. The pronouncement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company is required to adopt SFAS 144 at the beginning of the fiscal year ended December 31, 2002. The Company does not expect that the adoption of SFAS 144 will have a material impact on the Company's results of operations, financial position or cash flows.

3.  ASSETS HELD FOR SALE

     On October 1, 2001, the Company announced its plans to discontinue service to all customers at six of its data centers in an effort to reduce costs and net losses. The Company is currently seeking qualified purchasers for its Dallas, Houston, San Diego, Santa Clara, Salt Lake City and Portland data centers. The Company anticipates structuring the sales of each of these data centers such that the purchaser would be assigned the Company's obligations under its various facility and equipment lease agreements. If the Company is unsuccessful in negotiating sales agreements with a release provision, it would remain liable for approximately $26.1 million pursuant to various facility lease agreements and approximately $9.3 million related to its equipment leases, with a claim that its liability should be reduced or eliminated by virtue of the assignment. If the Company is unable to sell these data centers, it will enter into negotiations with the various lessors to reduce or eliminate the obligations under these agreements. The Company may or my not be released from its lease obligations. The Company is unable to determine the probable outcomes related to its lease obligations; as such, these costs are not reasonably determinable at September 30, 2001 and have not been accrued. See further discussion of the equipment lease agreement at "Note 5 - Lease."

     It is anticipated that the customers in the Dallas, Houston and Santa Clara data centers will be no longer be serviced at these locations no later than December 1, 2001 in the event that such data centers are not sold by that date. In addition, it is anticipated that the customers in the San Diego, Salt Lake City and Portland data centers will no longer be serviced at these locations no later than February 1, 2002 in the event that such data centers are not sold by that date. The customers at each of these facilities were notified on or before October 4, 2001 of our intent to discontinue services at these data centers. The Company is discussing with certain customers the potential to relocate their equipment or other services to either the Denver or the Irvine data centers. However, we do not anticipate that the number of customers that will relocate will have a material effect upon the operations of either the Denver or the Irvine data centers. The Company anticipates that it will take approximately 60 additional days to close each of the facilities once the effective dates have passed and all of the customer equipment has been removed.

4.  SENIOR NOTES

     During the quarter ended March 31, 2001, the Company spent approximately $11.2 million to retire a portion of its senior notes. As a result, we recognized an extraordinary gain of approximately $32.5 million, net of the related unamortized deferred financing costs of approximately $819,000.

5.  LEASE

     The Company has finalized a master lease agreement with one of its vendors that allows it to finance up to $20.4 million in equipment and/or other associated costs. For all leased equipment or other costs under this agreement, the term is 24 months with an option to purchase the equipment at fair market value at the end of the lease term. The leased equipment is accounted for as an operating lease. Through June 30, 2001, the Company has leased or incurred other costs of approximately $11.8 million pursuant to the terms of the master lease agreement. During the three months ended September 30, 2001, an additional $474,000 of equipment was leased pursuant to the terms of the master lease agreement The Company is recognizing the related monthly expenses of approximately $437,000 per month. Substantially all of the payment was reflected in cost of revenue. The Company also purchased $2.6 million of maintenance services to cover the leased equipment; of which approximately $429,000 was recognized during the quarter ended September 30, 2001. The $8.1 million remaining available under this lease expired unused on September 30, 2001.

     Pursuant to the provisions of the agreement, the Company may be required to establish a letter of credit as partial security for its obligations. As a result, the Company will reflect the $2.2 million of cash collateralizing the letter of credit as restricted cash if the letter of credit is executed.

6.  RESTRUCTURING EXPENSE

     In an effort to reduce costs, the Company reduced its staffing levels throughout the organization by approximately 70 employess during September 2001. The Company applied SAB 100, "Restructuring and Impairment Charges" in determining the restructuring expense which includes the actual costs incurred from the termination date through September 30, 2001, as well as, an estimate for costs related to these employees which will be subsequently expended.

7.  EMPLOYEE BENEFIT PLANS

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

8.  BUSINESS SEGMENTS

     The Company operates in the United States of America and conducts operations through its Data Center and Other segments.

     Data Center. The Company's Data Center segment represents services such as managed services, dedicated servers, colocation and professional services. As of September 30, 2001, the Company operated eight data centers totaling approximately 240,000 gross square feet. We transferred the operations of the Glendale data center to the Irvine data center and completed the closing of the 5,000 square foot Glendale facility during the quarter ended September 30, 2001 and did not incur any material costs associated with this closing. Typically, selling, general and administrative expenses shown in this segment represent specifically identifiable direct costs. These costs include, among other items, office rent and costs associated with certain sales and support staff physically located at the various locations. Also included are indirect costs, including but not limited to, certain employee benefit and business insurance allocations. See further discussion in "Note 2 - Accounting Policies - Impairment of long-lived assets" and "Note 3 - Assets Held for Sale."

     Other. The Company's Other segment represents operations from providing other services, primarily dedicated access to a certain customer in Southern California. During the three months ended June 30, 2001 we decided to retain this business. The revenue and related costs associated with these services were reclassified from discontinued operations to continuing operations. In September 2001, the Company received notice that this customer would terminate service effective October 2001. All information presented has been adjusted to reflect such reclassifications. See further discussion in "Note 10 - Discontinued Operations."

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

                                                   Three Months Ended                             Nine Months Ended
                                                   September 30, 2001                             September 30, 2001
                                      --------------------------------------------  ---------------------------------------------
                                         Data                                         Data
                                       Centers    Corporate   Other      Total       Centers    Corporate    Other      Total
                                      ----------  ----------  -------  ----------   ----------   ---------   --------  ----------
                                                                            (in thousands)
Revenue.............................   $  3,103    $     --    $ 505    $   3,608    $  10,243    $     --    $1,596    $  11,839
Gross margin........................     (3,788)         --       (1)      (3,789)      (7,377)         --        (1)      (7,378)
Selling, general &                                                --       11,018       28,650      11,897        --       40,547
  administrative expenses...........      8,056       2,962
Impairment of long-lived assets.....     79,719       7,101       --       86,820       81,507       7,101        --       88,608
Restructuring expense...............         --       1,454       --        1,454           --       1,454        --        1,454
Depreciation and amortization.......      5,203         914      119        6,236       15,820       2,717       119       18,656
Interest income.....................         --         911       --          911           --       4,089        --        4,089
Interest expense....................         --     (10,545)      --      (10,545)          --     (32,509)       --      (32,509)
                                       --------    --------    -----    ---------   ----------    --------    ------    ---------
Net loss from continuing
   operations.......................   $(96,766)   $(22,065)   $(120)   $(118,951)   $(133,354)   $(51,589)   $ (120)   $(185,063)
                                       ========    ========    =====    =========   ==========    ========    ======    =========
Total assets at September 30, 2001..                                                 $   9,474    $ 76,392    $   --    $  85,866
                                                                                    ==========    ========    ======    =========


                                                 Three Months Ended                           Nine Months Ended
                                                 September 30, 2000                          September 30, 2000
                                      -------------------------------------------   ---------------------------------------------
                                        Data                                       Data
                                       Centers    Corporate   Other    Total      Center     Corporate    Other     Total
                                      ----------  ----------  -----  ----------  ----------  ----------   -----    --------
                                                                          (in thousands)
Revenue.............................   $  2,368    $     --    $623   $  2,991    $  5,001    $     --    $1,353   $  6,354
Gross margin........................       (880)         --      --       (880)     (1,042)         --        --     (1,042)
Selling, general &
  administrative expenses...........      7,082      11,037      --     18,119      18,332      31,398        --     49,863
Depreciation and amortization.......      3,344         643      --      3,987       8,050       1,970        --     10,020
Gain on sale of assets..............         --          --      --         --          --       5,501        --      5,501
Interest income.....................         --       3,543      --      3,543          --       8,975                8,975
Interest expense....................         --      (9,881)     --     (9,881)         --     (29,457)       --    (29,457)
                                       --------    --------   -----   --------    --------    --------   --------  --------
Net loss from continuing
  operations........................   $(11,306)   $(18,018)   $ --   $(29,324)   $(27,424)   $(48,394)   $   --   $(75,906)
                                       ========    ========   =====   ========    ========    ========   ========  ========

Total assets at September 30, 2000..                                              $102,325    $208,542    $  388   $311,255
                                                                                  ========    ========   =======   ========

9.  LEGAL PROCEEDINGS

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

     On November 22, 2000, the lead plaintiff group filed its Consolidated Complaint. The emphasis of the Consolidated Complaint is that at the time of the IPO, the Company knew that it would exit various lines of business and had certain operational and financial issues related to certain lines of business and allegedly failed to disclose these alleged facts in the prospectus relating to the IPO.

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

     This case has been referred to a federal magistrate judge for settlement purposes. The magistrate scheduled a settlement conference for September 27, 2001. The settlement conference was held, a settlement was not achieved, and the magistrate scheduled a further settlement conference for January 29, 2002.

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

Second Securities Class Action Litigation

     On October 30, 2001 a purported shareholder class action complaint was filed in the United States District Court for the Southern District of New York against the Company, various officers and underwriters, entitled Bezar v. Verado Holdings, Inc., Civil Action No. 21MC92(SAS). Plaintiffs essentially allege that the underwriter defendants agreed to allocate stock in the initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for our initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements.

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

     We filed general denials to all claims and asserted counterclaims under the purchase and escrow agreements for breach of warranty and indemnification for attorneys' fees and costs incurred in the defense of the arbitration. The arbitration hearing took place during the week of April 9, 2001. The parties submitted written closing argument briefs. On August 6, 2001, the Company received the Arbitrator's Preliminary Statement of Decision denying the Claimant's claims which was subsequently adopted as his final award. The arbitrator addressed the parties' claims for disbursement of funds related to the escrow account. On November 1, 2001, the arbitrator ruled on the parties' claims for attorney's fees, costs and expenses by denying awards of attorney's fees and requiring the Company to pay approximately $74,000 in costs after disbursement of amounts held in escrow.

     On July 6, 2001, the same Claimants filed a lawsuit against certain individual defendants including current and former directors and employees of the Company alleging substantially the same claims, as well as an additional claim for failing to register the Company's stock used to purchase the stock of Transport Logic. On August 20, 2001 the Claimants dismissed this action.

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

On May 9, 2001, FirstWorld Anaheim submitted an Application with the California Public Utilities Commission to withdraw its offering and provision of local exchange services. Also, on May 9, 2001, FirstWorld SoCal submitted an Application with the California Public Utilities Commission to withdraw its offering and provision of local exchange services in certain rate centers. On June 28, 2001, a California Public Utilities Commission Administrative Law Judge ("ALJ") issued a ruling requesting additional documentation regarding the Application filed by FirstWorld Anaheim, and also requesting an explanation as to why the procedure followed by FirstWorld

Anaheim to discontinue service was not improper and certain financial penalties should not be imposed. On July 16, 2001, FirstWorld Anaheim filed a Response to the ALJ's Order providing the information that was requested and providing the explanations requested in the ALJ's Order. On August 28, 2001, FirstWorld SoCal filed an amendment to its application. On September 14, 2001, the ALJ issued a ruling and also requested additional information. FirstWorld SoCal responded to the ALJ's ruling on October 5, 2001. On October 15, 2001, the ALJ issued rulings in the FirstWorld Anaheim application and the FirstWorld Orange Coast application. In each ruling, the ALJ stated that he was "considering recommending to the Commission that the Applicant pay reparations to the affected customers, pay fines for the violations, and have its Certificate of Public Convenience and Necessity (CPCN) revoked." The applicants have until November 14, 2001 to respond.

  The Company believes that the outcome of these proceedings will not have a material adverse effect on the Company's financial position, results of operations or liquidity; however, there can be no assurance as to the ultimate outcome or effect of these proceedings.

Other

     The Company is engaged in other less significant legal matters arising in the ordinary course of its business and believes that the outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.

10.  DISCONTINUED OPERATIONS

     Internet Services. Historically, the Internet Services segment represented high-speed Internet access such as dedicated access and digital subscriber lines ("DSL"); dial-up Internet access; shared Web hosting and related equipment sales. The Company anticipates spending approximately $1.6 million through December 31, 2001 for remaining employee and certain other costs. Upon payment of these outstanding items, the Company does not anticipate any additional, on-going costs or expenses associated with this business segment.

     On January 31, 2001, the Company entered into an agreement with Earthlink, Inc. ("Earthlink") for the sale of our dial-up subscriber base. We received an initial payment of $989,000 in proceeds on February 1, 2001 and an additional payment of $1.1 million on May 23, 2001. The transition of the dial-up subscriber base was completed during the third quarter of 2001. The Company did not receive any additional consideration upon the final transition of its customer base nor does it anticipate receiving additional consideration in the future.

     In July 2001, the Company entered into a separate agreement with Earthlink for the sale of a portion of our DSL customer base. On July 17, 2001, we received an initial payment of $489,000 in proceeds. The transition of this customer base was completed at the end of the third quarter of 2001. The Company did not receive any additional consideration upon the final transition of its customer base nor does it anticipate receiving additional consideration in the future.

     Also in July 2001, the Company entered into an agreement with Covad Communications Company ("Covad") to sell the portion of our DSL customer base not sold to Earthlink. The transition of this customer base was completed by the end of the third quarter of 2001. This sales agreement contains provisions which release the Company from all obligations pursuant to a previously executed agreement between the Company and Covad. The Company and Covad are currently discussing the settlement of the applicable accounts.

     On October 3, 2001, the Company entered into an agreement with Huge Hosting LLC ("Huge") to sell our shared Web hosting customers for $200,000 in cash and a revenue share agreement. The revenue share agreement stipulates that the Company will receive 65% of total cash collected by Huge through May 2002. The Company does not believe that the consideration it will receive pursuant to the revenue share agreement will be material to our financial position, results of operations of liquidity.

     On October 1, 2001, the Company entered into an agreement with Alorica Northeast LLC ("Alorica") to sell our call center. In exchange for the assets in the call center, the Company will receive two months of free service and Alorica assumed the Company's obligation under its lease agreement in the facility where the call center is located. The lessor agreed to an assignment of the space but did not release us from our lease obligations.

     Customers not sold in any of the above described transactions were notified of discontinuation of their service and service was discontinued by the end of the third quarter 2001.

     Web Integration. The Web Integration segment represents Optec's operations and included activities related to network consulting, design, integration, equipment sales and, on a limited basis, Internet services. On May 17, 2001, the Company completed the sale of the Web Integration segment to an affiliate of JMW Capital Partners, Inc. for total consideration of $2.7 million.

     Communications. The Communications segment represented certain of the Company's Southern California operating subsidiaries, excluding certain operations associated with its Intelenet acquisition and certain data centers located in Southern California, which remained part of continuing operations. The majority of this segment's operations were telephony related, although it also included certain Internet services and Web integration services. The Company anticipates spending approximately $1.3 million through December 31, 2001 for remaining employee and certain other costs. Upon payment of these outstanding items, the Company does not anticipate any additional, on-going costs or expenses associated with this business segment.


     In March 2001, the Company entered into a settlement agreement to terminate its obligations to the City of Anaheim. See "Note 9 - Legal Proceedings - City of Anaheim" for a discussion of the transfer of assets to the City pursuant to the agreement and for a discussion of filings at the California Public Utilities Commission. On April 3, 2001, notice was provided to certain of the Communications customers regarding discontinuation of certain services effective May 15, 2001.

     During the three months ended June 30, 2001, we decided to retain certain other services, primarily dedicated access services for a certain customer in Southern California; the revenue and related costs were reclassified from discontinued operations to continuing operations. All information presented has been adjusted to reflect such transfer. See further discussion in "Note 8 - Business Segments."

     During the three months ended September 30, 2001, the Company entered into an agreement to terminate all of its obligations to The Irvine Company. Pursuant to the terms of this agreement the Company paid The Irvine Company $1.0 million and agreed to convey title to certain fiber assets. We retained the right to use a specified amount of capacity through March 2002 to service one of our customers in the Irvine data center for a cost of $9,000 per month.

     On October 19, 2001, the Company sold certain long-haul fiber assets to a third party for $1.8 million in cash; all of which has been received by the Company.

The following is summarized financial information related to the discontinued operations:

                                                       Internet        Web
                                                       Services    Integration     Communications   Total
                                                       --------   --------------   --------------   -----
                                                                              (in thousands)
For the Three Months Ended September 30, 2001:
   Revenue..........................................     $  1,269     $    --      $    246        $  1,515
                                                         ========     =======      ========        ========
   Gain (loss) on disposition of discontinued
       operations...................................     $    (98)    $    --      $  4,409        $  4,311
                                                         ========     =======      ========        ========
For the Three Months Ended September 30, 2000:
   Revenue..........................................     $  5,920     $ 4,405      $  2,627        $ 12,952
                                                         ========     =======      ========        ========
   Loss on disposition of discontinued operations...     $(26,234)    $(4,097)     $(45,997)       $(76,328)
                                                         ========     =======      ========        ========
   Loss from discontinued operations................     $ (7,262)    $ 1,492      $ (5,245)       $(11,015)
                                                         ========     =======      ========        ========
For the Nine Months Ended September 30, 2001:
   Revenue..........................................     $  9,645     $ 5,059      $  4,684        $ 19,388
                                                         ========     =======      ========        ========
   Gain (loss) on disposition of discontinued
       operations...................................     $(12,507)    $(1,418)     $ (1,171)       $(15,096)
                                                         ========     =======      ========        ========
For the Nine Months Ended September 30, 2000:
   Revenue..........................................     $ 19,545     $19,467      $  7,570        $ 46,582
                                                         ========     =======      ========        ========
   Loss on disposition of discontinued operations...     $(26,234)    $(4,097)     $(45,997)       $(76,328)
                                                         ========     =======      ========        ========
   Loss from discontinued operations................     $(29,033)    $(1,529)     $(22,912)       $(53,474)
                                                         ========     =======      ========        ========

     Loss on disposition of discontinued operations for the nine months ended September 30, 2001 represents various impairments and the reversal of a portion of the Communications impairments previously recorded and no longer required. During the six months ended June 30, 2001, the net assets of the Internet Services and Communications segments were written-down to their net realizable values based upon updated estimates of anticipated proceeds and revised estimated losses for the segment from September 1, 2000 through the anticipated disposition dates. During the three months ended September 30, 2001, the sales of the remaining assets and remaining liabilities were finalized and as a result, a portion of the previous accruals that were no longer required were reversed resulting in a gain on disposition of discontinued operations. The loss from discontinued operations for the three and nine months ended September 30, 2001 related to the Web Integration segment includes the actual operational losses incurred during the periods and the write-down of the net assets based upon consideration received in the sale.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Verado Holdings, Inc. is a provider of outsourced managed services as well as professional services, data center, and Web and application hosting solutions for businesses. We provide customers space, power and Internet access within our geographically dispersed data centers. We also provide dedicated servers that are Internet connected servers, packaged as a complete Web, database, or application hosting solution as well as professional services, including security audits, load-balancing analysis and other professional services. Our managed services allow customers to obtain functions that would be typically performed by an in-house Information Technology department.

     To date, the Company has generated cumulative net losses of approximately $646.0 million and, if it executes on its current business model, expects to incur net losses for the next several years and anticipates that it is currently funded for at least the next 12 months. In order to achieve positive operating margins over time, the Company intends to stream-line operations through the closure and consolidation of six of its data centers and increase the number of managed and professional services in its remaining data centers.

     In addition, the Company is in discussions with an informal committee of its debt holders to explore recapitalization and restructuring options to help reduce its debt and improve its cash position. The Company has engaged Credit Suisse First Boston Corporation to provide financial advice in connection with its consideration of a potential recapitalization or restructuring of the Company. See "Liquidity and Capital Resources."

Revenue

     Revenue is generated primarily through the Company's data centers. Data center revenue is generated primarily by providing managed services (including administrative services, security services, monitoring and reporting services, database and application platforms), colocation (including space, power and Internet access), dedicated servers (including hardware, software and certain administrative services), and professional services. The monthly fee paid by a customer is driven primarily by the amount of space required to house its equipment and the related Internet connectivity and any managed or professional services provided. We generally charge a one-time set-up fee, which is recognized over the life of the related underlying contract.

     In addition, the Company generates revenue from providing certain other services, primarily dedicated access, to a certain customer in Southern California. Revenue for these services is recognized when the service is provided.

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

 Selling, General and Administrative Expenses ("SG&A")

     Selling expenses include sales and expenses consisting of marketing salaries and benefits, commissions paid in connection with our sales programs, travel expenses, trade show expenses, promotional costs as well as costs associated with acquiring additional customers such as brochures, targeted advertising and promotional campaigns. General and administrative expenses include, among other things, office rent, salaries and related expenses of management and support services personnel, billing and collections, occupancy fees, consulting fees and general corporate administrative expenses. We also include non-capitalizable costs associated with the development, support and expected growth of our operational support system platforms and a one-time bonus accrual made in 2000, which was owed to the Company's former Chief Executive Officer ("CEO") in connection with our initial public offering ("IPO"). Finally, amortization of deferred stock compensation, which represents a non-cash expense attributable to the conversion of Stock Appreciation Rights ("SARs") to stock options and options granted during the first quarter of 2000 at less than fair market value, is also included in SG&A.

     Impairment of Long-Lived Assets

     The impairment of long-lived assets relates to the write-down of data center and corporate assets and the intangibles associated with the Intelenet acquisition offset by the reversal of an impairment recognized during the year ended December 31, 2000.

     Depreciation and Amortization

     Depreciation and amortization expenses include charges related to depreciation of property and equipment, which consists principally of data equipment; buildings and leasehold improvements; furniture and equipment; and amortization of intangibles.

Interest

     Interest expense is associated with our April 13, 1998 issuance of our senior notes. We are not currently scheduled to make any cash interest payments on these senior notes until October 2003.

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

Loss from Discontinued Operations

     Loss from discontinued operations represents losses incurred in the Internet Services, Web Integration and Communications segments prior to September 1, 2000. The Statement of Operations for the three and nine months ended September 30, 2000 have been restated to reflect the discontinued operations.

Gain (Loss) on Disposition of Discontinued Operations

     Gain (loss) on disposition of discontinued operations consists of:
(i)anticipated or actual loss related to the sale of the segment to be disposed of; (ii) the estimated losses for the segment from September 1, 2000 through the anticipated or actual disposition dates, which were May 17, 2001 for the Web Integration business segment and October 2001 for the remaining unsold assets of both the Communications and the Internet Services business segments; and (iii) the reversal of a portion of previously accrued losses no longer required. See discussion of the status of each of these dispositions in "Note 10 - Discontinued Operations."

Extraordinary Gain - Extinguishment of Debt

     Extraordinary gain - extinguishment of debt represents the gain recognized as a result of the early retirement of a portion of our senior notes, net of the related unamortized deferred financing costs.

Results of Operations

Three and Nine Months Ended September 30, 2001 Compared With Three and Nine Months Ended September 30, 2000

Revenue

  Revenue increased from $3.0 million for the quarter ended September 30, 2000 to $3.6 million for the quarter ended September 30, 2001, an increase of $617,000. Revenue increased from $6.4 million for the nine months ended September 30, 2000 to $11.8 million for the nine months ended September 30, 2001, an increase of $5.5 million.

  Revenue related to the Data Center segment increased from $2.4 million for the quarter ended September 30, 2000 to $3.1 million for the quarter ended September 30, 2001, an increase of $735,000. Revenue increased from $5.0 million for the nine months ended September 30, 2000 to $10.2 million for the nine months ended September 30, 2001, an increase of $5.2 million. The increases were due, in part, to the addition of customers to our data centers, which we continued to open throughout 2000. Also contributing to the increase in revenue for the nine months ended September 30, 2001, was approximately $450,000 related to certain non-recurring revenue. As of September 30, 2001, we had 139 data center customers, primarily all of which were colocation customers (including 16 customers for which we were not recognizing revenue due to their failure to pay as agreed). There are 58 customers, net of those for which we are not recognizing revenue, housed within data centers the Company anticipates closing. Approximately 8% of our sellable square footage was occupied. The Company anticipates that revenue and cost of revenue will decrease as it closes the six data centers although the cost of revenue decrease will lag behind the revenue decrease.

  Revenue related to the Other segment decreased from $623,000 for the quarter ended September 30, 2000 to $505,000 for the quarter ended September 30, 2001, a decrease of $118,000. Revenue increased from $1.4 million for the nine months ended September 30, 2000 to $1.6 million for the nine months ended September 30, 2001, an increase of $243,000. The fluctuations in revenue during the periods were due to the varying amounts of customer usage. During the three months ended June 30, 2001, the revenue, primarily from dedicated access services, and related costs associated with a certain customer in Southern California were reclassified from discontinued operations to continuing operations. All information presented has been adjusted to reflect such transfer. See "Note 8 - Business Segments."

Costs and Expenses

  Cost of revenue. Cost of revenue increased from $3.9 million for the quarter ended September 30, 2000 to $7.4 million for the quarter ended September 30, 2001, an increase of $3.5 million. Cost of revenue increased from $7.4 million for the nine months ended September 30, 2000 to $19.2 million for the nine months ended September 30, 2001, an increase of $11.8 million. The increase in cost of revenue was due to our data centers, which we continued to open throughout 2000, the increase in our customer base and the addition of the leased equipment. See further discussion in "Note 5 - Lease." The Company anticipates that Cost of revenue will decrease and gross margin will increase as it closes the six data centers.

  Selling, general and administrative expense. SG&A expenses decreased from $18.1 million for the quarter ended September 30, 2000 to $11.0 million for the quarter ended September 30, 2001, a decrease of $7.1 million. SG&A expenses decreased from $49.9 million for the nine months ended September 30, 2000 to $40.5 million for the nine months ended September 30, 2001, a decrease of $9.3 million.

  Salaries and other related payroll expenses, consulting expenses and advertising expenses decreased approximately $3.2 million, $1.3 million and $687,000, respectively, for the quarter ended September 30, 2001, due to various cost reduction efforts, primarily staffing reductions. Other expenses also decreased due to a write-off of approximately $559,000 during the third quarter of 2000 for engineering costs related to the decision not to open the San Francisco data center. There was also a decrease in the amortization of deferred stock compensation of $963,000 resulting from the cancellation of SARs and options associated with employees that have been terminated since March 2000. The expense for the three months has been adjusted to reflect the unvested portions of the SARs and options related to employees that terminated during the period.

  Salaries and other payroll related expenses decreased approximately $5.9 million for the nine months ended September 30, 2001 primarily due to the March 2000 recognition of a $9.6 million bonus expense related to our IPO that was subsequently paid to our former CEO, offset in part by a $3.7 million increase in salaries and other related expenses due to the addition of personnel as a result of internal growth and expansion of our data center business. In addition, amortization of deferred stock compensation decreased $2.6 million for the nine months ended September 30, 2001 due to the cancellation of SARs and options associated with employees that have been terminated since March 2000. The expense for the nine months has been adjusted to reflect the unvested portions of the SARs and options related to employees that terminated during the period. Partially offsetting these decreases was a $990,000 increase in advertising costs due to our targeted advertising and promotional campaigns related to our data center business and our February 12, 2001 name change and a $993,000 increase in computer maintenance associated primarily with our operational support system platforms. Also, the Company recognized a $1.9 million bad debt charge in June 2000 related to a collectibility issue regarding a specific customer. There was no bad debt expense recognized during the nine months ended September 30, 2001. The remaining decrease was due to a decline overall expenses resulting from reductions in staffing.

  Impairment of long-lived assets. The impairment of long-lived assets relates to the write-down of data center and corporate assets and the intangibles associated with the Intelenet acquisition offset by the reversal of an impairment recognized during the year ended December 31, 2000.

  On October 1, 2001, the Company announced that it plans to consolidate its data center operations into its Denver and Irvine facilities and to discontinue service to its customers associated with the six data centers being closed. The Company compared the net book values of these data centers to management's expectation of proceeds, as adjusted for various closing costs, that it anticipates it may receive from the sale of each data center. As a result of this analysis an impairment was recorded. The impairment totaled $51.5 million and represented the excess of net book value of each of the six data centers over the anticipated net proceeds for each of the data centers. See further discussion in "Note 3 - Assets Held for Sale."

  Based upon the outcome of the review of the six data centers the Company anticipates closing, it also reviewed the assets of the two remaining data centers and corporate operations. For these assets, in order to determine whether an impairment existed, the Company compared its net book value of the assets to the undiscounted expected future cash flows determined based upon management's expectation of both revenue growth and future expenses. Based upon this analysis, an impairment existed at September 30, 2001. The impairment was measured by discounting the cash flows using an interest rate commensurate with the risk associated with the underlying assets. As a result, the Company wrote-down the assets by $34.8 million.

  The impairment of long-lived assets associated with the customer list related to the Intelenet acquisition was based on an analysis of expected future undiscounted net cash flows from specific customers. This analysis resulted in an impairment of $3.9 million through September 30, 2001.

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

  Restructuring expense. In an effort to reduce costs, the Company reduced its staffing levels throughout the organization by approximately 70 employees during September 2001. The Company applied SAB 100, "Restructuring and Impairment Charges" in determining the restructuring expense which includes the actual costs incurred from the termination date through September 30, 2001 as well as an estimate for costs related to these employees which will be subsequently expended.

  Depreciation and amortization. Depreciation and amortization expenses increased from $4.0 million for the quarter ended September 30, 2000 to $6.2 million for the quarter ended September 30, 2001, an increase of $2.2 million. Depreciation and amortization expenses increased from $10.0 million for the nine months ended September 30, 2000 to $18.7 million for the nine months ended September 30, 2001, an increase of $8.6 million. The increase was primarily due to depreciation associated with our data centers. The Company expects this expense to decrease as result of the impairment of these assets.

Other

  Gain on the sale of assets. The gain on sale of assets was related to the June 1, 2000 sale of certain fiber optic rights for approximately $7.2 million resulting in a $5.5 million gain. There was no such gain for the nine months ended September 30, 2001.

  Interest income. Interest income decreased from $3.5 million for the quarter ended September 30, 2000 to $911,000 for the quarter ended September 30, 2001, a decrease of $2.6 million. Interest income decreased from $9.0 million for the nine months ended September 30, 2000 to $4.1 million for the nine months ended September 30, 2001, a decrease of $4.9 million. The decreases were due to the decline in the amount of cash available to invest and overall declines in interest rates in the market.

  Interest expense. Interest expense increased from $9.9 million for the quarter ended September 30, 2000 to $10.5 million for the quarter ended September 30, 2001, an increase of $664,000. Interest expense increased from $29.5 million for the nine months ended September 30, 2000 to $32.5 million for the nine months ended September 30, 2001, an increase of $3.1 million. This increase relates primarily to interest expense associated with the senior notes. The Company is not currently scheduled to make any cash interest payments on the senior notes until October 2003. As a result of the retirement of a portion of our senior notes, interest expense will increase at a slower rate than in previous periods. Capitalized interest related to continuing operations decreased from $637,000 for the quarter ended September 30, 2000 to $52,000 for the quarter ended September 30, 2001, a decrease of $585,000. Capitalized interest related to continuing operations decreased from $1.4 million for the nine months ended September 30, 2000 to $136,000 for the nine months ended September 30, 2001, a decrease of $1.2 million. There was no capitalized interest related to the discontinued operations for the three and nine months ended September 30, 2001. Capitalized interest related to discontinued operations for the quarter and nine months ended September 30, 2000 was $106,000 and $278,000, respectively.

  Loss from discontinued operations. Loss from discontinued operations was $76.3 million for both the quarter and nine months ended September 30, 2000. Loss from discontinued operations represents losses incurred in the Internet Services, Web Integration and Communications segments prior to September 1, 2000. The Statement of Operations for the three and nine months ended September 30, 2000 have been restated to reflect the discontinued operations.

  Gain (loss) on disposition of discontinued operations. Gain on disposition of discontinued operations was $4.3 million for the quarter ended September 30, 2001. The loss on disposition of discontinued operations was $11.0 million, $15.1 million and $53.5 million for the quarter ended September 30, 2000 and the nine months ended September 30, 2001 and 2000, respectively. Loss on disposition of discontinued operations consists of two components: anticipated or actual loss related to the sale of the segment to be disposed of and the estimated losses for the segment from September 1, 2000 through the anticipated or actual disposition dates, which were May 17, 2001 for the Web Integration business segment and October 2001 for the remaining unsold assets of both the Communications and the Internet Services business segments. During the three months ended September 30, 2001, the sales of the remaining assets and remaining liabilities were finalized and as a result, a portion of the previous accruals that were no longer required were reversed resulting in a gain on disposition of discontinued operations.

  Extraordinary gain - extinguishment of debt. Extraordinary gain - extinguishment of debt was $32.5 million for the quarter ended March 31, 2001 and represents the gain recognized as a result of the early retirement of a portion of our senior notes, net of the related unamortized deferred financing costs. There was no extraordinary gain - extinguishment of debt for the nine months ended September 30, 2000.

Liquidity and Capital Resources

  The Company's operations have required and will continue to require capital investment for the design, enhancement and additional build-out of our data centers and network; development of new data center product offerings, including managed and professional services; installation of electronics and other related equipment and the continued development of operational support system platforms. In addition, we expect to incur net losses for at least the next few years as we anticipate filling our data centers and develop new products. Furthermore, we expect to continue to incur net cash usage related to our discontinued operations of approximately $1.1 million through December 31, 2001.

  We had $66.3 million and $141.6 million of cash, cash equivalents and marketable securities as of September 30, 2001 and December 31, 2000, respectively. In addition, we had an accumulated deficit of $646.0 million and $478.4 million as of September 30, 2001 and December 31, 2000, respectively. The Company's most significant sources and uses of funds for the nine months ended September 30, 2001 were as follows (in thousands):

    Source of funds:
      Proceeds from the exercise of stock options,
        warrants or employee stock purchase plan          $    284
                                                          --------
           Total source of funds                          $    284
                                                          ========
     Uses of funds:
      Net cash used by operating activities               $ 38,739
      Purchases of property and equipment                   14,944
      Payments related to the retirement of senior notes    11,234
      Net cash used by discontinued operations              10,683
                                                          --------
           Total uses of funds                            $ 75,600
                                                          ========

     The Company anticipates spending approximately $2.9 million through December 31, 2001 for remaining employee and certain other costs related to its discontinued operations. Additionally, the Company received $1.8 million during October 2001 related to the sale of certain long-haul fiber and does not anticipate receiving any significant additional proceeds related to any sale in the future. Upon payment of these outstanding items, the Company does not anticipate any additional, on-going costs or expenses associated with its discontinued operations. See further discussion in "Note 10 - Discontinued Operations."

     If the Company executes its current business model, it believes its existing cash, cash equivalents and marketable securities will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, there can be no assurance that the
Company: (i) will be able to execute its business model, including attracting and maintaining customers or successfully implementing cash conservation strategies; (ii) will receive cash proceeds in the amounts contemplated from any potential sale or other disposition of its data centers; or (iii) will be able to close the data centers within the scheduled time frames, without liability, and at or below anticipated closure costs. Depending upon the outcome of these planned closures, the execution of our business model and other risks, we may require additional funds earlier than expected to support our working capital and capital expenditure requirements and may need to explore means to raise additional funds through equity, debt financing and vendor financing. Any additional financing we may need may not be available on terms favorable to us or at all.

     The Company continues to investigate and is implementing various cash conservation strategies, including, but not limited to, data center consolidation/closure, staffing reduction and other cash-reduction plans. On October 1, 2001, the Company announced its plans to consolidate data center operations into its Denver and Irvine data centers. Three data centers are scheduled to discontinue service no later than December 1, 2001 and the remaining three are scheduled to discontinue service no later than February 1, 2002. It will take approximately 60 days to close the facilities once the customer equipment has been removed. The Company anticipates structuring the sales of each of these data centers such that the purchaser would be assigned the Company's obligations under its various facility and equipment lease agreements. If the Company is unsuccessful in negotiating sales agreements with a release provision, it would remain liable for approximately $26.1 million pursuant to various facility lease agreements and approximately $9.3 million related to its equipment lease, with a claim that its liability should be reduced or eliminated by virtue of the assignment. If the Company is unable to sell these data centers, it will enter into negotiations with the various lessors to reduce or eliminate the obligations under these agreements. The Company may or may not be released from its lease obligations. The Company is unable to determine the probable outcomes related to its lease obligations; as such, these costs are not reasonably determinable at September 30, 2001 and have not been accrued.

     The Company is also considering a potential recapitalization or restructuring of the Company to help reduce its debt and improve its cash position. There can be no assurances, however, that a recapitalization or restructuring would sufficiently strengthen the Company's cash position. In connection with a potential recapitalization or restructuring, the Company has engaged Credit Suisse First Boston to provide financial advice and the Company is having discussions with an informal committee of its bondholders. Assuming these discussions are successfully concluded, as to which there can be no assurances, the Company will seek confirmation of the negotiated plan through a voluntary Chapter 11 proceeding that would bind all of the Company's creditors to the plan. In any financial restructuring, the Company's current equity holders likely will be severely diluted. If such discussions are unsuccessful, the Company will explore all options including continuing normal operations or availing itself of Chapter 11 protection without a pre-negotiated settlement.

     The Company has finalized a master lease agreement with one of its vendors that allows it to finance up to $20.4 million in equipment and/or other associated costs. For all leased equipment or other costs under this agreement, the term is 24 months with an option to purchase the equipment at fair market value at the end of the lease term. The leased equipment is accounted for as an operating lease. Through June 30, 2001, the Company has leased or incurred other costs of approximately $11.8 million pursuant to the terms of the master lease agreement. During the three months ended September 30, 2001, an additional $474,000 of equipment was leased pursuant to the terms of the master lease agreement. The Company is recognizing the related monthly expenses of approximately $437,000 per month. Substantially all of the payment was reflected in cost of revenue. The Company also purchased $2.6 million of maintenance services to cover the leased equipment, of which approximately $429,000 was recognized during the quarter ended September 30, 2001. The $8.1 million remaining available under this lease expired unused on September 30, 2001.

     Pursuant to the provisions of the agreement, the Company may be required to establish a letter of credit as partial security for its obligations. As a result, the Company will reflect the $2.2 million of cash collateralizing the letter of credit as restricted cash if the letter of credit is executed.

     We have a number of commitments, including certain contractual obligations with a long distance carrier, network operators and real estate companies. See further discussion in the financial statements included in the Company's Form 10-K for the year ended December 31, 2000.

     On April 3, 2001, the Company received written notice from the Nasdaq National Market ("Nasdaq") that the Company's Series B common stock failed to maintain a minimum bid price of $5.00 over 30 consecutive trading days as required by Marketplace Rule 4450(b)(4). On May 18, 2001 Nasdaq notified the Company that the Securities and Exchange Commission has authorized Nasdaq to change the minimum $5.00 bid price to $3.00 and that, to comply with this requirement, the Company's common stock must close at or above $3.00 per share for a minimum of 10 consecutive trading days prior to July 2, 2001, in accordance with Marketplace Rule 4310(c)(8)(B). Additionally, under Nasdaq's Listing Qualifications Maintenance Standard 2, Nasdaq notified the Company that it also does not meet the Market Capitalization requirement of $50 million or the Market Value of Public Float requirement of $15 million. Nasdaq also notified the Company that under Nasdaq's listing qualifications Maintenance Standard 1, it does not meet the $4.0 million net tangible asset listing requirement applicable to a Nasdaq issuer with a minimum bid price of at least $1.00.

     On July 10, 2001 Nasdaq notified the Company that it had failed to achieve compliance with the revised minimum $3.00 bid price requirement by July 2, 2001. The Company requested a hearing regarding the Staff's determination to delist its securities before the Nasdaq Listing Qualifications Panel (the "Panel"). On August 30, 2001, the Company met with the Panel. On November 2, 2001, in response to an inquiry from the Panel, the Company updated the Panel on the status of its operations and its recapitalization and restructuring plan. The Company is awaiting a response from the Panel. There can be no assurance that Nasdaq will grant the Company an exception to its listing requirements or that the Company can come into compliance with the listing requirements. If the Panel denies our appeal, we will seek to have our Series B common stock listed on the Nasdaq Small Cap Market. Because our Series B common stock continues to trade below $1.00 per share, there is no assurance that Nasdaq would permit us to list our Series B common stock on the Nasdaq Small Cap Market. If we were unsuccessful in moving our Series B common stock to the Nasdaq Small Cap Market, we would intend to then move to the Over-the-Counter Bulletin Board or another quotation system or exchange on which we could qualify.

     To date, we have satisfied our cash requirements through the private placements of debt and equity securities, through an IPO of our Series B common stock and lease financing. From our inception through September 30, 2001, we raised approximately $362.0 million in net proceeds from the sale of equity securities and $241.8 million in net proceeds from the sale of debt securities.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of September 30, 2001, the Company's interest bearing cash equivalents and short-term investments consisted exclusively of commercial paper having original maturities of six months or less. The Company classifies those instruments having original maturities of three months or less as cash equivalents whereas instruments having original maturities of greater than three months, but less than six months, are classified as marketable securities. The Company places its commercial paper investments with high credit-quality counterparties and limits the amount of credit exposure to any one entity. The Company has the ability and intent to hold such investments, which are not held for trading or speculative purposes, through their maturity dates.

     The Company's long-term debt at September 30, 2001 consisted of senior notes which bear interest at a fixed rate. The senior notes accrete in value at a stated rate of 13% per annum through April 2003 and thereafter bear interest at a stated rate of 13% per annum payable semi-annually in arrears. The senior notes mature as to principal in the aggregate amount of $408.9 million in April 2008. The Company has no cash flow exposure due to rate changes for its senior notes. The carrying value of the senior notes at September 30, 2001 was $322.9 million. The fair value of the Company's senior notes, determined based on the quoted high-yield market bid price, approximated $20.4 million at September 28, 2001.

                          PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

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

     On November 22, 2000, the lead plaintiff group filed its Consolidated Complaint. The emphasis of the Consolidated Complaint is that at the time of the IPO, the Company knew that it would exit various lines of business and had certain operational and financial issues related to certain lines of business and allegedly failed to disclose these alleged facts in the prospectus relating to the IPO.

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

     The plaintiff group has served us with discovery requests, and the Company will respond to those requests as appropriate .

     This case has been referred to a federal magistrate judge for settlement purposes. The magistrate scheduled a settlement conference for September 27, 2001. The settlement conference was held, a settlement was not achieved, and the magistrate scheduled a further settlement conference for January 29, 2002.

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

Second Securities Class Action Litigation

     On October 30, 2001 a purported shareholder class action complaint was filed in the United States District Court for the Southern District of New York against the Company, various officers and underwriters, entitled Bezar v. Verado Holdings, Inc., Civil Action No. 21MC92(SAS). Plaintiffs essentially allege that the underwriter defendants agreed to allocate stock in the initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for our initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements.

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

     We filed general denials to all claims and asserted counterclaims under the purchase and escrow agreements for breach of warranty and indemnification for attorneys' fees and costs incurred in the defense of the arbitration. The arbitration hearing took place during the week of April 9, 2001. The parties submitted written closing argument briefs. On August 6, 2001, the Company received the Arbitrator's Preliminary Statement of Decision denying the Claimant's claims which was subsequently adopted as his final award. The arbitrator addressed the parties' claims for disbursement of funds related to the escrow account. On November 1, 2001, the arbitrator ruled on the parties' claims for attorney's fees, costs and expenses by denying awards of attorney's fees and requiring the Company to pay approximately $74,000 in costs after disbursement of amounts held in escrow.

     On July 6, 2001, the same Claimants filed a lawsuit against certain individual defendants including current and former directors and employees of the Company alleging substantially the same claims, as well as an additional claim for failing to register the Company's stock used to purchase the stock of Transport Logic. On August 20, 2001 the Claimants dismissed this action.

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

     On May 9, 2001, FirstWorld Anaheim submitted an Application with the California Public Utilities Commission to withdraw its offering and provision of local exchange services. Also, on May 9, 2001, FirstWorld SoCal submitted an Application with the California Public Utilities Commission to withdraw its offering and provision of local exchange services in certain rate centers. On June 28, 2001, a California Public Utilities Commission Administrative Law Judge ("ALJ") issued a ruling requesting additional documentation regarding the Application filed by FirstWorld Anaheim, and also requesting an explanation as to why the procedure followed by FirstWorld Anaheim to discontinue service was not improper and certain financial penalties should not be imposed. On July 16, 2001, FirstWorld Anaheim filed a Response to the ALJ's Order providing the information that was requested and providing the explanations requested in the ALJ's Order. On August 28, 2001, FirstWorld SoCal filed an amendment to its application. On September 14, 2001, the ALJ issued a ruling and also requested additional information. FirstWorld SoCal responded to the ALJ's ruling on October 5, 2001. On October 15, 2001, the ALJ issued rulings in the FirstWorld Anaheim application and the FirstWorld Orange Coast application. In each ruling, the ALJ stated that he was "considering recommending to the Commission that the Applicant pay reparations to the affected customers, pay fines for the violations, and have its Certificate of Public Convenience and Necessity (CPCN) revoked." The applicants have until November 14, 2001 to respond.

     The Company believes that the outcome of these proceedings will not have a material adverse effect on the Company's financial position, results of operations or liquidity; however, there can be no assurance as to the ultimate outcome or effect of these proceedings.

Other

     The Company is engaged in other less significant legal matters arising in the ordinary course of its business and believes that the outcome of these actions will not have a material adverse effect on its results of operations, liquidity or financial position.


ITEM 5.  OTHER INFORMATION

     Effective November 9, 2001, Scott M. Chase resigned his position as Executive Vice President.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     None.

(b)  No reports on Form 8-K have been filed since August 8, 2001.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 14, 2001                    VERADO HOLDINGS, INC.

                                            /s/ J. Thomas McGrath
                                            ---------------------
                                            Name:  J. Thomas McGrath
                                            Title: President and Chief
                                                   Executive Officer


        SIGNATURE                        TITLE                       DATE
-------------------------  ----------------------------------  -----------------
  /s/ J. Thomas McGrath    President, Chief Executive Officer  November 14, 2001
-------------------------  and Director (Principal Executive
                           Officer)

  /s/ Steven D. Butler     Chief Financial Officer             November 14, 2001
-------------------------  (Principal Financial and Chief
                           Accounting Officer)